Form 10-Q
period 2004-06-30
MortgageIT Holdings, Inc.
filed 2004-09-13
CIK 1284151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  001-32213

MORTGAGEIT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0404134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

33 Maiden Lane New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 651-7700

(Former name, former address and former fiscal year, if changed since last report)
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934)

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 19,405,473 SHARES OUTSTANDING AS OF SEPTEMBER 9, 2004.

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our registration statement on Form S-11 declared effective on July 29, 2004, that discuss our business in greater detail.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; our ability to originate a portfolio of high quality prime adjustable-rate mortgage (“ARM”) and hybrid ARM loans; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MortgageIT, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$6,351	$22,261
Restricted cash	1,293	1,517
Marketable securities held to maturity	1,419	1,419
Mortgage loans held for sale	1,074,887	322,012
Receivables, net of allowance	18,593	10,301
Prepaids and other current assets	6,130	5,481
Goodwill — IPI	11,639	11,665
Property and equipment, net	4,928	5,324
Total assets	$1,125,240	$379,980

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Warehouse lines payable	$1,031,214	$300,699
Notes payable and other debt	15,000	1,125
Accounts payable	857	1,938
Accrued expenses	23,529	26,462
Other liabilities	4,094	2,596
Total liabilities	1,074,694	332,820

COMMITMENTS AND CONTINGENCIES
Convertible redeemable preferred stock: 22,000,000 shares authorized: 15,082,973 issued and outstanding	65,917	62,557

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: Class A, $0.01 par value; 1,895,000 shares authorized; 517,835 issued and outstanding(1)	5	5
Additional paid-in capital(1)	3,955	3,955
Accumulated deficit	(19,331)	(19,357)
Total stockholders’ equity (deficit)	(15,371)	(15,397)
Total liabilities and stockholders’ equity	$1,125,240	$379,980

(1) Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc.

The accompanying notes are an integral part of the consolidated financial statements

MortgageIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Gain on sale of mortgage loans	$21,904	$25,396	$37,672	$42,258
Brokerage revenues	11,844	16,456	20,589	30,805
Interest income	6,291	6,325	11,593	12,072
Interest expense	2,455	3,729	4,985	7,208
Net interest income	3,836	2,596	6,608	4,864
Other	17	49	24	920
Total revenues	37,601	44,497	64,893	78,847
Operating expenses:
Compensation and employee benefits	19,899	21,004	36,431	38,284
Processing expenses	6,341	8,351	9,787	13,996
General and administrative expenses	2,486	2,807	4,803	4,913
Rent	1,858	1,604	3,673	3,141
Marketing, loan acquisition and business development	1,175	1,961	2,225	3,389
Professional fees	472	790	1,059	1,372
Depreciation and amortization	644	555	1,270	1,165
Total operating expenses	32,875	37,072	59,248	66,260

Income before income taxes	4,726	7,425	5,645	12,587
Income taxes	1,884	1,847	2,259	2,785
Net income	2,842	5,578	3,386	9,802
Dividends on convertible redeemable preferred stock	1,699	1,552	3,360	3,055
Net income attributable to common stockholders	$1,143	$4,026	$26	$6,747
Per share data:
Basic	$2.21	$7.79	$0.05	$13.05
Diluted	$0.58	$1.22	$0.05	$2.17
Weighted average number of shares — basic(1)	518	517	518	517
Weighted average number of shares — diluted(1)	4,917	4,559	577	4,518

(1) Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc.

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$3,386	$9,802
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,270	1,165
Amortization of the cost of restricted stock	—	(4)
Changes in operating assets:
Decrease in restricted cash	224	2,786
Increase in mortgage loans held	(752,875)	(90,341)

Increase in receivables	(8,292)	(5,372)
Increase in prepaids and other assets	(623)	(246)
Changes in operating liabilities:
(Decrease) in accounts payable	(1,081)	(674)
(Decrease) increase in accrued expenses	(2,933)	5,626
Increase in other liabilities	1,498	1,810
Net cash used in operating activities	(759,426)	(75,448)

Cash flows from investing activities:
Purchases of property and equipment	(874)	(1,875)
Proceeds from maturities of marketable securities	4,260	2,800
Purchases of marketable securities	(4,260)	(2,731)
Net cash used in investing activities	(874)	(1,806)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5
Proceeds from notes payable and other debt	15,000	10,000
Repayment of notes payable and other debt	(1,125)	(5,000)
Net proceeds of warehouse lines payable	730,515	93,318
Net cash provided by financing activities	744,390	98,323

Net (decrease) increase in cash and cash equivalents	(15,910)	21,069
Cash and cash equivalents at beginning of period	22,261	2,104

Cash and cash equivalents at end of period	$6,351	$23,173

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed further in Note 9, MortgageIT Holdings, Inc. (“Holdings”) is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. (“MortgageIT” or the “Company”).  Holdings is organized and conducts its operations to qualify as a REIT for federal income tax purposes.  MortgageIT was incorporated in New York on February 1, 1999 and began marketing mortgage loan services on May 1, 1999. MortgageIT originates, funds and brokers residential mortgage loans in 50 states and the District of Columbia, and is an approved U.S. Department of Housing and Urban Development (“HUD”) Title II Nonsupervised Delegated Mortgagee. The Company’s operations consist solely of this single segment.

All shares of common stock and common stock equivalents have been retroactively restated, for all periods presented, to reflect the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common stock pursuant to the reorganization of MortgageIT.

The consolidated financial statements included herein relate exclusively to MortgageIT and its wholly owned subsidiaries, IPI Skyscraper Mortgage Corporation and Home Closer LLC. IPI provides residential mortgage banking and brokerage services in the New York, New Jersey and Connecticut Tri-state area. Home Closer provides settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on certain assumptions, which they believe are reasonable under the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations of the Company. Actual results could differ materially from those estimates.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of the adjusted cost or market value. Adjusted cost is the principal amount outstanding net of deferred direct origination costs and fees, and includes any premiums or discounts. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market value during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Determining market value requires management judgment in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Derivative Financial Investments and Hedging Activities

MortgageIT utilizes derivatives in connection with its interest rate risk management activities. In accordance with Statement of Financial Accounting Standards, or “SFAS,” No. 133, “Accounting for Derivative Investments and Hedging Activities,” all derivative instruments are recorded at fair value. The derivatives used in conjunction with interest rate risk management activities with respect to mortgage loans held for sale qualify for hedge accounting under SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, MortgageIT must demonstrate, on an ongoing basis, that its interest rate risk management activity is highly effective. MortgageIT determines the effectiveness of its interest rate risk management activities using standard statistical measures. If MortgageIT is unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

Risk Management of the Mortgage Loan Pipeline

In connection with its mortgage loan origination activities, MortgageIT issues interest rate lock commitments, or “IRLCs,” to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms, subject to credit approval, for a specified period while the application is in process, typically between 15 and 30 days. MortgageIT’s risk management objective is to protect earnings from an unexpected change in the fair value of IRLCs. MortgageIT’s strategy is to utilize forward delivery contracts as economic hedging derivatives to protect the value of its IRLCs.  Both the forward delivery contracts, and the above-described IRLCs, are derivative instruments as defined by SFAS No. 133 and, therefore, are required to be recorded at fair value with changes in fair value reflected in current period earnings. MortgageIT estimates the fair value of an IRLC based on an estimate of the ultimate gain on sale of the underlying mortgage loan net of the estimated cost to originate the loan, and given the probability that the loan will fund within the terms of the IRLC. At the time of issuance, the estimated fair value of an IRLC is negligible. After issuance, the value of an IRLC can change and be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the underlying loan will fund is driven by a number of factors, in particular, the change, if any, in mortgage rates after the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applicant, age of the applicant, purpose for the loan (purchase or refinance) and the application approval rate. MortgageIT utilizes funding ratio estimates using its historical empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall.

Risk Management of Mortgage Loans Held for Sale

MortgageIT’s risk management procedures also seek to protect earnings from an unexpected change in the fair value of mortgage loans held for sale. MortgageIT’s strategy is to utilize forward delivery contracts as fair value hedging derivatives to protect the value of mortgage loans held for sale. At inception of the hedge, MortgageIT formally documents the relationship between these derivatives and the mortgage loans held for sale, as well as its objective and strategy for undertaking the hedge transactions. The amount of the derivatives associated with mortgage loans held for sale is designed to substantially eliminate interest rate and price risk to MortgageIT. MortgageIT classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded into current period earnings. When the hedges are deemed to be highly effective, the carrying value of the hedged mortgage loans held for sale is also adjusted for changes in fair value during the hedge period.

Termination of Hedging Relationships

MortgageIT employs a number of risk management monitoring procedures that are designed to ensure that its hedging arrangements are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, MortgageIT may elect, pursuant to SFAS No. 133, to re-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge relationship. If hedge accounting is discontinued, the affected loans are carried at the lower of cost or market, and the corresponding derivative instruments continue to be carried at fair value with changes in their value recorded to current period earnings.

Revenue Recognition

Gains on sale of loans represent the difference between the net sales proceeds and the carrying values of the mortgage loans sold, and are recognized at the time of sale. Loan origination fees, as well as discount points and certain direct origination costs, are initially recorded as an adjustment of the cost of the loans held for sale and are recognized in earnings when the loans held for sale are sold.

Brokerage fees represent revenues earned for the brokering of mortgage loans to third party lenders and are earned and recognized at the time the loan is closed by the third party lender. Revenues are comprised of application fees and origination points paid to the Company by borrowers, as well as compensation paid to the Company by third party lenders.

Interest income is accrued as earned. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale. Interest on loans is computed based on the contractual loan rate.

Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans from investors consistent with the terms of its investor contracts. At the time of loan sale, the Company records a repurchase provision. The liability for potential losses applicable to loans sold is included in accrued expenses.

Stock Compensation

As of June 30, 2004, the Company had one stock-based employee compensation plan in effect, the 2001 Stock Option Plan

(“2001 Plan”), which is described more fully in Note 6.  The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to these accounting standards, the Company records deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. No stock-based employee compensation cost is reflected in net income for stock option plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation-Transition and Disclosure” (in thousands, except per share data):

	(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income attributable to common stockholders	$1,143	$4,026	$26	$6,747
Amortization of restricted stock, including forfeitures	—	—	—	(4)
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(114)	(84)	(229)	(167)
Pro forma net income (loss)	$1,029	$3,942	$(203)	$6,576

Net income (loss) per share attributable to common stock:
Basic-As reported	$2.21	$7.79	$0.05	$13.05
Basic-Pro forma	$1.99	$7.62	$(0.39)	$12.72

Net income (loss) per share for diluted earnings per share:
Diluted-As reported	$0.58	$1.22	$0.05	$2.17
Diluted-Pro forma	$0.55	$1.21	$(0.35)	$2.13

The fair value for each option granted was estimated at the date of grant using the minimum value, option-pricing model, one of the allowable valuation methods under SFAS No. 123 “Accounting For Stock-Based Compensation,” with the following weighted average assumptions: risk-free interest rate of 4.25% for the first six months of 2004 and for 2003, expected option lives of eight years, and no dividends.

Stock awards granted to employees under the 2001 Plan are subject to certain sale and transfer restrictions. Unvested awards are also subject to forfeiture if employment terminates prior to the end of the prescribed restriction period. The value of restricted stock awards is expensed over the vesting period, generally three years.

Income Taxes

Income taxes are determined using the liability method under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for federal and state income tax purposes.

Fair Value of Financial Instruments

Assets, including cash and cash equivalents and receivables, are carried at fair value. Mortgage loans held for sale are carried at amounts that approximate fair value. Similarly, liabilities, including warehouse lines payable and notes payable and other debt, are carried at fair value or contractual amounts approximating fair value based on market rates.

New Accounting Standards

In 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105

contains guidance for valuing loan commitments accounted for as derivatives under SFAS 133. Under SAB 105, any expected future cash flows related to the customer relationship or loan servicing must be excluded from the estimation of fair value. SAB 105 is effective for loan commitments accounted for as derivatives entered into subsequent to March 31, 2004. The adoption SAB No. 105 did not have any effect on the Company’s consolidated financial condition or results of operations.

NOTE 2-MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)

Mortgage loans held for sale	$1,072,031	$320,829
Deferred origination costs	2,856	1,183
Mortgage loans held for sale	$1,074,887	$322,012

Mortgage loans represent residential mortgages on properties located throughout the United States having maturities of up to 30 years. Pursuant to the terms of the mortgage loans, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company’s practice to sell these loans to third party investors shortly after they are funded, generally within 30 days.

As of June 30, 2004 and December 31, 2003, the Company had loan purchase commitments from third party investors for approximately $135.1 million and $91.7 million, respectively. Substantially all loans held for sale at June 30, 2004 and December 31, 2003 were subsequently sold to third party investors. All mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 4.)

NOTE 3-HEDGING OF MORTGAGE LOANS HELD FOR SALE AND COMMITTED PIPELINE

The Company is exposed to certain risks in conjunction with the origination, funding and sale of mortgage loans including changes in both interest rates and estimated loan funding volume. The Company manages the risk of interest rate changes primarily through use of derivative financial instruments designed to hedge potential changes in the value of both loans held for sale and the IRLC pipeline. Forward delivery contracts represent the primary derivative instrument used for this purpose.

The Company is also exposed to the risk that actual new loan closings (also called “pull-through rate”) may deviate from the estimated pull-through rate. Loan pull-through rates are variable and can be impacted by several factors including changes in interest rates, the composition of the committed pipeline and remaining commitment periods.

The Company’s risk management policy is to hedge 100% of loans held for sale, and 100% of the estimated pull-through volume from the IRLC pipeline.

At June 30, 2004 and December 31, 2003, the notional amount of the Company’s committed pipeline (i.e.,IRLCs) was approximately $577.9 million and $294.3 million, respectively. The fair value of the IRLCs at June 30, 2004 and December 31, 2003 was approximately a $3.7 million gain and a $1.2 million loss, respectively.

The fair value adjustment of the mortgage loans held for sale at June 30, 2004 and December 31, 2003 was a gain of approximately $2.5 million and $406,000, respectively.

At June 30, 2004 the combined amount of forward sale and Eurodollar contracts outstanding was approximately $3.1 billion with a fair value loss of approximately $4.3 million.   At December 31, 2003, the notional amount of forward sale contracts outstanding was approximately $504.9 million with a fair value loss of approximately $2.0 million.

The fair value of the IRLCs, fair value adjustment of mortgage loans held for sale, fair value of forward delivery contracts and fair value of loan purchase commitments from investors are included in mortgage loans held for sale in the accompanying balance sheets. The related fair value adjustments are included in gain on sale of mortgage loans in the accompanying statements of operations.

The amount of hedge ineffectiveness for all periods presented was not significant and was recorded on the statements of operations in the respective periods.

NOTE 4-WAREHOUSE LINES PAYABLE

The Company has various warehouse credit facilities with major lenders that are used to fund mortgage loans.  As of June 30, 2004, the first facility, with UBS Real Estate Securities, Inc. (“UBS”), had an uncommitted credit limit of $850 million, which includes a wet/dry line and a mortgage loan sale conduit facility. This credit facility has no specific expiration date and may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the wet/dry line, outstanding advances are collateralized by the specific mortgage loans funded, and bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 days. All advances under this agreement are evidenced by a note, which is collateralized by all of the loans funded through this facility. As of June 30, 2004 and December 31, 2003, the Company had outstanding on the wet/dry line $629.6 million and $164.2 million, respectively. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The Company accounts for the performance fee as brokerage revenues in the amounts of $4.0 million, $5.6 million $2.7 million and $5.4 million for the three and six months ended June 30, 2004 and 2003, respectively. Loans on the conduit line, which totaled approximately $264.3 million and $190.1 million at June 30, 2004 and December 31, 2003, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten.  This credit facility expires in August 2005.

The second facility, with Residential Funding Corporation (“RFC”), has a committed credit limit of $100 million collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2004 and December 31, 2003, the Company had outstanding approximately $100.1 million and $56.9 million, respectively, on this facility. This credit facility expires in January 2005.

The third facility, with Merrill Lynch Commercial Finance Corp. (“Merrill Lynch”), has a partially committed credit limit of $500 million collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2004 and December 31, 2003, the Company had $301.5 million and $79.6 million outstanding on this facility. This credit facility expires in August 2005.

The weighted average effective rate of interest for the periods on borrowings under all warehouse lines of credit was approximately 2.7% at June 30, 2004 and 3.0% at December 31, 2003.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. In addition, two of the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts, and one facility limits the payment of dividends to 50% of the Company’s net income for any one year. The Company was not in compliance with certain leverage ratio restrictions as of June 30, 2004.  However, waivers were obtained from the lenders for the period of non-compliance.  As of August 31, 2004, the Company was in compliance with these leverage ratio restrictions.

NOTE 5-NOTES PAYABLE AND OTHER DEBT (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)

Unsecured Promissory Notes (a)	$—	$1,125
Senior Secured Notes (b)	15,000	—
	$15,000	$1,125

(a)                                  Promissory note issued in connection with the IPI acquisition, which was paid in January 2004.

(b)                                 Senior Secured Notes due 2007 with an aggregate principal amount of $15 million were issued in March 2004. The Notes bear interest at a rate of 10.0% per annum, payable in quarterly installments beginning June 30, 2004. The notes are secured by a first priority security interest in all of the Company’s assets with the exception of the Company’s mortgage loans held for sale. The Notes contain various restrictions and covenants. The Company was not in compliance with certain leverage ratio restrictions at June 30, 2004.  However, the Company obtained waivers from the lenders for the period of non-compliance.  As of August 31, 2004, the Company was in compliance with these leverage ratio restrictions.

NOTE 6-CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

As of June 30, 2004, the Company was authorized to issue 22,000,000 shares of convertible preferred stock, par value $.01 per share, of which 6,250,000 have been designated and issued as Series A Convertible Preferred Stock, 7,000,000 have been designated and 4,401,170 issued as Series B Convertible Preferred Stock, and 6,500,000 have been designated and 4,431,803 issued as Series C Convertible Preferred Stock. The Company’s Board of Directors is authorized to fix the rights and preferences of the 2,250,000 shares of undesignated preferred stock as necessary without further stockholder approval.

The Series A Convertible Redeemable Preferred Stock is held by private investors and is convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $1.00 per share, subject to adjustment. The holders of the Series A Convertible Preferred Stock have voting rights equal to the number of shares of Class A Common Stock into which the Series A shares can be converted. Annual dividends on each share are cumulative and payable quarterly at the discretion of the Company’s Board of Directors at the rate of 8% per annum on the liquidation value of $1.00 per share.  No dividend shall be declared or paid with respect to the Series A Convertible Preferred Stock until all accrued and unpaid dividends on the Series B and Series C Preferred Stock for all prior dividend periods have been paid in full. No dividends were declared during 2003 or 2002. Cumulative undeclared and unpaid dividends on the Series A Convertible Preferred Stock totaled approximately $3,116,000 and $2,753,000 at June 30, 2004 and December 31, 2003, respectively, and are included in Series A Convertible Redeemable Preferred Stock on the balance sheets. The Series A Convertible Preferred Stock may be redeemed at the discretion of the Series A Preferred stockholders at any time after April 30, 2005 upon written request of at least a majority of the then outstanding Series A Convertible Preferred stockholders, subject to the prior approval of the Series B and Series C Convertible Preferred stockholders.

The Series B Convertible Redeemable Preferred Stock is held by private investors and is convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $5.6821 per share. This price reflects adjustments for the dilutive effect of the issuance of Series C Convertible Preferred stock during 2001. The holders of the Series B Convertible Preferred Stock have voting rights equal to the number of shares of Class A Common Stock into which the Series B shares can be converted. Annual dividends on each share are cumulative and payable quarterly at the discretion of the Company’s Board of Directors at the greater of 10% of the liquidation value of $6.4151 per share, compounded quarterly, or the amount of dividends paid on each share of Common Stock. Cumulative undeclared and unpaid dividends on the Series B Convertible Preferred Stock totaled approximately $14,204,000 and $12,165,000 at June 30, 2004 and December 31, 2003, respectively, and are included in Series B Convertible Redeemable Preferred Stock on the balance sheets. The Series B Convertible Preferred Stock may be redeemed at the discretion of the Series B Preferred Stockholders at any time after April 30, 2005 upon written request of at least 66 2/3% of the then outstanding Series B Convertible Preferred stockholders, subject to the prior approval of the Series C Convertible Preferred stockholders.

The Series C Convertible Preferred Stock is held by private investors and is convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $2.4246 per share. The holders of the Series C Convertible Preferred Stock have voting rights equal to the number of shares of Class A Common Stock into which the Series C shares can be converted. Annual dividends on each share are cumulative and payable quarterly at the discretion of the Company’s Board of Directors at the greater of 10% of the original issue price of the Series C Convertible Preferred stock of $2.4246 per share, compounded quarterly, or the amount of dividends paid on each share of Common Stock. Cumulative undeclared and unpaid dividends on the Series C Convertible Preferred Stock totaled approximately $3,800,000 and $3,101,000 at June 30, 2004 and December 31, 2003, respectively, and are included in Series C Convertible Redeemable Preferred Stock on the balance sheets. The Series C Convertible Preferred Stock may be redeemed at the discretion of the Series C Preferred Stockholders at any time after April 30, 2005 upon written request of the holders of at least 50% of the then outstanding Series C Preferred shares.

All three series of Convertible Preferred Stock have preemptive rights entitling the holders to subscribe to certain future issuances of Company securities on a pro rata basis, as defined.

Costs incurred in connection with the issuance of the Series B and Series C convertible redeemable preferred stock amounting to approximately $2,312,000 and $106,000, respectively, are being amortized using the effective interest method over the period to the earliest redemption date (April 30, 2005) as an increase to the carrying amount of these series of preferred stock. The unamortized balance of these costs at June 30, 2004 for the Series B and Series C convertible redeemable preferred stock is approximately $413,000 and $23,000, respectively.

In August 2004, as a result of the reorganization of MortgageIT and Holdings’ initial public offering, all outstanding shares of Convertible Preferred Stock were exchanged for either shares of Holdings common stock or cash. (See Note 9.)

Restricted Stock Plan

The Company has reserved 116,000 shares of Class B Common Stock to issue to certain employees pursuant to the Company’s 1999 Equity Incentive Stock Compensation Plan (“1999 Plan”). As of June 30, 2004 and December 31, 2003 the Company has issued and outstanding under the plan 59,000 of restricted shares of Class B Common Stock (the “restricted stock”), net of forfeitures. Restricted stock awards to employees vest in equal installments, generally over a period of three years, and are subject to forfeiture under certain circumstances. In 2003, the Company terminated the 1999 Plan and will make no further awards under it. All outstanding share grants are fully vested at June 30, 2004.

In August 2004, as a result of the reorganization of MortgageIT and Holdings’ initial public offering, all outstanding shares of Class B Common Stock were exchanged for shares of Holdings common stock.  In addition, in August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan.  (See Note 9.)

Stock Options

In 2001, the Company established the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provides for the granting of stock options to employees, directors and consultants of the Company to purchase up to 776,000 shares of Class B Common Stock. The exercise price of the options shall not be less than the fair market value on the date of grant with a maximum term of ten years, or in the case of 10% stockholders, at 110% of the fair market value on the date of grant with a maximum term of five years. The Company awarded option grants for 241,000 shares for the six months ended June 30, 2004 and 256,000 shares for the year ended December 31, 2003, respectively, all of which have a ten-year life and vest at the rate of one-third each year on the first three anniversaries of the respective grant date. The 2001 Plan will terminate in 2012.

At June 30, 2004 and December 31, 2003, the Company had 636,000 and 404,000 of options outstanding, respectively. Shares available for future grant under the plan at June 30, 2004 and December 31, 2003 were 140,000 and 372,000, respectively.

In August 2004, options to purchase 45,000 shares of common stock were exercised at an exercise price of $4.96 per share. Proceeds to the Company approximated $225,000. As a result of the reorganization of MortgageIT and Holdings'

initial public offering, options to purchase 56,000 shares of common stock were exchanged for approximately $390,000 and options to purchase 535,000 shares were cancelled. In addition, in August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan.  (See Note 9.)

Warrants

In connection with a bridge loan financing in 2000, the Company issued to private investors warrants to purchase 233,823 shares of Series B Convertible Preferred Stock having an aggregate purchase price of $1,500,000, or $6.4151 per share. At December 31, 2003, warrants to purchase 155,882 shares were outstanding. These warrants were cancelled in April 2004.

NOTE 7-EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (in thousands, except per share data):

	(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss)	$2,842	$5,578	$3,386	$9,802
Dividends on convertible redeemable preferred stock:
Series A	183	169	363	333
Series B	1,032	935	2,039	1,837
Series C	354	320	699	630
Accretion of discount on preferred stock	130	128	259	255
Total dividends on preferred stock	1,699	1,552	3,360	3,055
Net income attributable to common stockholders	$1,143	$4,026	$26	$6,747

Basic earnings per share:
Net income attributable to common stockholders	$1,143	$4,026	$26	$6,747
Weighted average common stock outstanding for basic earnings per share(1)	518	517	518	517
Basic earnings per share	$2.21	$7.79	$0.05	$13.05

Diluted earnings per share:
Net income attributable to common stockholders	$1,143	$4,026	$26	$6,747

Add preferred stock dividends	1,699	1,552	—	3,055
Net income for diluted earnings per share	$2,842	$5,578	$26	$9,802
Common stock outstanding for basic earnings per share computation	518	517	518	517
Assumed conversion of dilutive:
Convertible preferred stock	4,340	3,983	—	3,942

Stock options	59	59	59	59
Weighted average common stock outstanding for diluted earnings per share(1)	4,917	4,559	577	4,518
Diluted earnings per share	$0.58	$1.22	$0.05	$2.17

(1) Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT.

Options and warrants aggregating approximately 535,000, 661,000, 420,000 and 420,000 were excluded from the computation for the three and six months ended June 30, 2004 and 2003, respectively, as their effect would have been anti-dilutive. Potentially dilutive shares amounting to approximately 4.3 million relating to the conversion of Series A, Series B and Series C Preferred Stock were excluded from the computation for the six months ended June 30, 2004, as their effect would have been anti-dilutive.

NOTE 8-STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

	(unaudited)
	Six months ended June 30,
	2004	2003

Cash paid during the year for:
Interest	$3,141	$7,280
Income taxes	3,996	350

NOTE 9-SUBSEQUENT EVENT

On August 4, 2004, we consummated the reorganization of MortgageIT.  In the reorganization, MortgageIT became a wholly owned subsidiary of its holding company parent, Holdings, which is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  Concurrently with the reorganization, Holdings made an initial public offering of its common stock, whereby it issued 14.6 million shares at a price to the public of $12.00 per share. Net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses, approximated $163.8 million. Concurrently with the closing of the initial public offering, on August 4, 2004, holders of 6,764,338 shares of common stock and 14,859,659 shares of preferred stock of MortgageIT exchanged their shares for 4,804,473 shares of common stock of Holdings. In addition holders of 160,241 shares of common stock and 223,314 shares of preferred stock of MortgageIT, who either did not submit a vote in connection with the reorganization or who did not certify that they were accredited investors pursuant to applicable securities laws, exchanged their shares for cash payments totaling $2,179,843.

In addition, in August 2004, Holdings adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”).  A total of 1,725,000 shares of common stock have been reserved for issuance under the 2004 Plan, which terminates in 2014. The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. In connection with the initial public offering, Holdings granted options to purchase 1,050,875 shares of common stock at an exercise price of $12.00 per share and an aggregate of 216,578 shares of restricted stock. The options and restricted stock will vest over a three year period.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and notes thereto contained in Part I., Item 1. of this report on Form 10-Q.

GENERAL

We are a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT.  MortgageIT is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States. MortgageIT originates single-family mortgage loans of all types, with a particular focus on prime ARM and fixed-rate, first lien residential mortgage loans.  MortgageIT focuses on borrowers with strong credit profiles as evidenced by the weighted average middle FICO credit score (which consists generally of obtaining three different credit scores and using the middle of the three) of its borrowers, which was 718 (out of a high score of 850) in 2003.  Historically, MortgageIT has sold all of the loans it originates through both its retail and wholesale operations to third party mortgage lenders. Moreover,  MortgageIT did not service any loans, except for loans which were held in MortgageIT’s portfolio pending sale, which MortgageIT serviced in-house for a limited period of time. On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of our common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.8 million after deducting the underwriters’ discount and other offering-related expenses.

Since the completion of our initial public offering, the primary focus of our business is to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime ARM loans and hybrid ARM loans, which are loans that have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans will primarily consist of loans purchased from and originated by the retail and wholesale operations of our subsidiaries. As of September 10, 2004, we have transferred to our investment portfolio approximately $500 million of single-family residential prime ARM loans and hybrid ARM loans originated by MortgageIT.

The loans that we retain in our portfolio will be serviced through a subservicing arrangement. Generally, we expect to continue to sell the fixed rate loans originated through MortgageIT to third parties as well as any ARM or hybrid ARM loans MortgageIT originates that do not meet our investment criteria or portfolio requirements. We may also include in our mortgage loan portfolio loans acquired in bulk pools from other originators and securities dealers.

MortgageIT’s operations essentially consist of:

•                  retail operations, including both brokered loans and funded loans held for sale, that are originated by MortgageIT through its wholly owned subsidiary, IPI Skyscraper Mortgage Corporation, and through MortgageIT’s Internet Division;

•                  wholesale operations, whereby loans are originated through other retail loan brokers and correspondents and funded by MortgageIT through its MIT Lending Division;

•                  subprime operations, including both retail loans originated through MortgageIT’s Primetime Division, and wholesale loans originated through MortgageIT’s New Beginnings Division; and

•                  mortgage loan settlement services and ancillary products through MortgageIT’s subsidiaries, Home Closer LLC and Unified Settlement Services.

MortgageIT commenced retail and wholesale operations in subprime loans in mid-to-late 2003.

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the three and six months ended June 30, 2004, MortgageIT’s purchase loan originations represented approximately 44.6% and 42.1%, respectively, of MortgageIT’s total residential mortgage loan originations measured by principal balance, compared to an industry average of approximately 34.0%, according to the February 17, 2004 report of the Mortgage Bankers Association of America. MortgageIT’s average volume of purchase mortgage loans relative to total originations was 28.3% for the year ended December 31, 2003.

We are organized and conduct our operations to qualify, and will elect to be taxed, as a REIT for federal income tax purposes, commencing with our short taxable year beginning on July 30, 2004 and ending December 31, 2004. MortgageIT and its subsidiaries will, together with us, elect for MortgageIT and its subsidiaries to be treated as taxable REIT subsidiaries.  We are currently exploring forming a new subsidiary, which would originate ARM and hybrid ARM loans for retention in our portfolio and would be treated as a “qualified REIT subsidiary” for federal income tax purposes. A “qualified REIT subsidiary” is not subject to the same types of limitations nor is it a fully taxable corporation as MortgageIT is as a “taxable REIT subsidiary.” Consequently, the utilization of a “qualified REIT subsidiary” in order to originate ARM and hybrid ARM loans for retention in our portfolio would result in certain tax savings for us on a consolidated basis.

Information Regarding MortgageIT’s Historical, and Changes to Our, Accounting Policies and Financial Statements

MortgageIT has historically generated revenues through the origination and subsequent sale of mortgage loans and the brokering of mortgage loans sourced through both its retail and wholesale loan operations. These revenues are primarily made up of loan brokerage revenues, gain on sale of mortgage loans and net interest income. Brokerage revenues consist of fees and commissions earned by brokering mortgage loans to third party lenders. Gain on sale of mortgage loans consists of the gain on the sale of mortgage loans, which are sold to investors generally within 30 to 45 days of funding. This gain is recognized based on the difference between the net sales proceeds and the carrying value of the mortgage loans sold and is recognized at the time of sale. The carrying value of the mortgage loans sold includes certain loan-related fees collected from the borrowers, and certain direct origination costs. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale.

MortgageIT’s operating expenses to date have consisted primarily of:

•                  compensation and employee benefits;

•                  mortgage loan processing expenses;

•                  general and administrative expenses;

•                  marketing, loan acquisitions and business development;

•                  rent expense;

•                  professional fees; and

•                  depreciation and amortization expense.

A substantial portion of MortgageIT’s expenses are variable in nature. Loan origination commissions are paid only upon the origination of the mortgage loan, making them 100% variable. Administrative and corporate salaries, benefits and other related payroll costs may fluctuate based upon management’s assessment of current and predicted future levels of mortgage loan origination volume.

As a result of the reorganization of MortgageIT and our initial public offering, combined with our REIT election, there will be significant changes to certain of our accounting policies and to our consolidated financial statements as compared to MortgageIT’s historical accounting policies and consolidated financial statements, which changes are discussed below under the captions “ —Critical Accounting Estimates” and “—Forward Looking Financial Statement Effects.”  Because of these changes, MortgageIT’s historic financial results, as discussed in this section, are not necessarily indicative of our future performance, as the financial results of MortgageIT will represent only part of our future financial performance. The primary change to our consolidated financial statements will be the inclusion of loans held for investment and, to a lesser extent, mortgage-backed and other securities held for investment. MortgageIT has historically generated revenues consisting of gain on sale of mortgage loans, loan brokerage revenues and, to a lesser extent, interest income (consisting of interest earned during the short duration (30 to 60 days) that the loans are held for sale).  In future periods, a substantial portion of our consolidated revenues will consist of interest income, since our business will consist primarily of holding loans in our portfolio. MortgageIT will continue to generate gains on sale of mortgage loans and loan brokerage revenues. Because in future periods we will hold loans for investment in our investment loan portfolio, such revenues will comprise a smaller percentage of our total revenues.  In future periods, we expect that our interest expense will increase as a result of the funding utilized to acquire mortgage assets that we will retain in our portfolio.

Because in future periods we will hold loans for investment in our investment loan portfolio, we expect that we will incur incremental operating expenses related to these activities. These expenses will primarily consist of compensation expense relating to portfolio management and outsourced servicing expense.

At June 30, 2004, MortgageIT had approximately $1.125 billion of total assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of MortgageIT’s financial condition and results of operations is based on the amounts reported in MortgageIT’s historical consolidated financial statements included in Part I., Item 1, of this report on Form 10-Q. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of MortgageIT’s financial results and condition and require complex management judgment have been described below. We will continue to apply these accounting policies except where otherwise noted in this section or below under the caption “—Forward-Looking Financial Statements Effects.”

Derivative Financial Investments and Hedging Activities

MortgageIT utilizes derivatives in connection with its interest rate risk management activities. In accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” all derivative instruments are recorded at fair value. The derivatives used in conjunction with interest rate risk management for mortgage loans held for sale qualify for hedge accounting under SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, MortgageIT must demonstrate, on an ongoing basis, that its interest rate risk management activity is highly effective. MortgageIT determines the effectiveness of its interest rate risk management activities using standard statistical measures. If MortgageIT is unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

Risk Management of the Mortgage Loan Pipeline

In connection with its mortgage loan origination activities, MortgageIT issues interest rate lock commitments, or “IRLCs,” to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms, subject to credit approval, for a specified period while the application is in process, typically between 15 and 30 days. MortgageIT’s risk management objective is to protect earnings from an unexpected change in the fair value of IRLCs. MortgageIT’s strategy is to utilize forward delivery contracts as economic hedging derivatives to protect the value of its IRLCs.  Both the forward delivery contracts, and the above-described IRLCs, are derivative instruments as defined by SFAS No. 133 and, therefore, are required to be recorded at fair value with changes in fair value reflected in current period earnings. MortgageIT estimates the fair value of an IRLC based on an estimate of the ultimate gain on sale of the underlying mortgage loan net of the estimated cost to originate the loan, and given the probability that the loan will fund within the terms of the IRLC. At the time of issuance, the estimated fair value of an IRLC is negligible. After issuance, the value of an IRLC can change and be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the underlying loan will fund is driven by a number of factors, in particular, the change, if any, in mortgage rates after the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applicant, age of the applicant, purpose for the loans (purchase or refinance) and the application approval rate. MortgageIT utilizes funding ratio estimates using its historical empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall.

Risk Management of Mortgage Loans Held for Sale

MortgageIT’s risk management objective is to protect earnings from an unexpected change in the fair value of mortgage loans held for sale. MortgageIT’s strategy is to utilize forward delivery contracts as fair value hedging derivatives to protect the value of mortgage loans held for sale. At inception of the hedge, MortgageIT formally documents the relationship between these derivatives and the mortgage loans held for sale, as well as its objective and strategy for undertaking the hedge transactions. The notional amount of the derivatives associated with mortgage loans held for sale are equivalent to the unpaid principal amount of the mortgage loans being hedged; hence, these derivatives effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to MortgageIT. MortgageIT classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded into current period earnings. When the hedges are deemed to be highly effective, the carrying value of the hedged mortgage loans held for sale is also adjusted for changes in fair value during the hedge period.

Termination of Hedging Relationships

MortgageIT employs a number of risk management monitoring procedures that are designed to ensure that its hedging arrangements are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, MortgageIT may elect, pursuant to SFAS No. 133, to re-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge relationship. If hedge accounting is discontinued, the affected loans are carried at the lower of cost or market., and the corresponding derivative instruments continue to be carried at fair value with changes in their value recorded to current period earnings.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, MortgageIT no longer amortizes goodwill, but instead tests for impairment at least annually. MortgageIT will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS No. 142, MortgageIT tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expense associated with business acquisitions. These cash flows are discounted using an appropriate interest rate that is consistent with management’s required return on invested capital. At June 30, 2004, there was no impairment of goodwill.

FORWARD-LOOKING FINANCIAL STATEMENTS EFFECTS

As a result of the changes in the way we conduct our business since the completion of our initial public offering on August 4, 2004, we believe it is important to describe the differences that an investor would expect to see in our future consolidated financial statements.

We expect to retain in our portfolio substantially all of the ARM loans and hybrid ARM loans that MortgageIT originates and that meet our investment criteria and portfolio requirements. Consistent with the Internal Revenue Code’s REIT requirements, we will purchase loans from MortgageIT at market value. MortgageIT will determine market value by using the median of three competitive price indications from independent parties in determining the consideration to be paid by us to MortgageIT. MortgageIT has not historically serviced loans except for a limited period of time between the time a loan is originated and eventually sold. We are beginning to service loans that MortgageIT originates for us through a subservicer. Servicing primarily consists of collecting monthly payments from mortgage borrowers, and disbursing those funds to the appropriate loan investors.

We may also include in our portfolio loans acquired in bulk pools from other originators and securities dealers. Mortgage loans held for investment will be recorded net of deferred loan origination fees and associated direct costs. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio will be deferred and amortized over the estimated life of the loans as an adjustment to yield using the level yield method. The estimated life of the loans will reflect our estimated rate of future mortgage loan prepayments.

Interest will be recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of our management, it is collectible. The accrual of interest on loans will be discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case will interest be accrued beyond when payment on a loan becomes 90 days delinquent.

MortgageIT’s historical operations had an insignificant amount of loan losses due to default or non-performance on the loans primarily because mortgage loans were sold soon after being originated. When we hold loans for investment, we will record an allowance for loan losses reflecting our estimate of future loan default losses. Our portfolio of mortgage loans held for investment will be collectively evaluated for impairment as the loans will be homogeneous in nature. The allowance will be based upon management’s assessment of the various risk factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. The allowance will be maintained through ongoing loss provisions charged to operating income and will be reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimates required and the potential for imprecision. This will be a critical accounting policy and our management intends to create methodologies to assist in the periodic and reasonable calculation of the allowance.

As we build our portfolio of loans held for investment, we will also make certain changes to our balance sheet. As of June 30, 2004, MortgageIT reported “Mortgage loans held for sale” consisting of fixed-rate and adjustable-rate loans, at fair value. Since we intend to continue to sell all of MortgageIT’s fixed-rate loans, we will continue to record them as “Mortgage loans held for sale” which will also include any adjustable-rate loans that MortgageIT intends to sell. We will report adjustable-rate loans that we retain in our portfolio as “Mortgage loans held for securitization,” “Mortgage loans held for investment” or “Mortgage loans collateralizing debt obligations,” depending on the corresponding disposition of individual loans as of the reporting date.

NEW ACCOUNTING POLICIES

As we implement our business plan of retaining a significant percentage of the mortgages originated by MortgageIT and securitizing our portfolio, we expect to apply the following critical accounting policies, in addition to those discussed above.

Accounting for transfers and servicing of financial assets

We may regularly securitize mortgage loans by transferring mortgage loans to independent trusts that issue securities collateralized by the mortgage loans transferred into these independent trusts. We will generally retain interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies, after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not we have retained control over the transferred assets. We will service, through a subservicer, loans that MortgageIT originates for us for retention in our portfolio.

As we begin to generate and retain a portfolio of loans for securitization, we will comply with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or SFAS No. 140, related to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We anticipate that our securitizations will be treated as secured financings under SFAS No. 140. Our strategy of retaining ownership of certain mortgage loans held for investment and included in our securitization pools will reduce the number of loans MortgageIT sells to third party investors and, therefore, our total gains on sales of mortgage loans for financial accounting purposes may be lower than MortgageIT has historically recognized.

Managing interest rate risk

We may hedge the aggregate risk of interest rate fluctuations with respect to our hybrid ARM loans. Some or all of the following financial instruments may be used for hedging interest rate risk: interest rate swaps and Eurodollar contracts, interest rate caps and other instruments that may be determined to be advantageous and are permitted under the hedging policy that was adopted by our board of directors and is described in Part I., Item 3., “Quantitative and Qualitative Disclosures About Market Risk—Risk Management.”

To qualify for cash flow hedge accounting, interest rate swaps, Eurodollar contracts, interest rate caps and other derivative instruments must meet certain criteria, including:

•                  that the items to be hedged are exposed to interest rate risk; and

•                  that the derivative instruments are highly effective in reducing our exposure to interest rate risk.

Correlation and effectiveness of these hedging instruments are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

For derivative instruments that are designated and qualify as a cash flow hedge (meaning hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, will be recognized in current earnings during the period of change.

With respect to hedging instruments that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, these instruments will be recognized as current income or loss.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We expect to minimize this risk by using multiple counterparties and limiting our counterparties to major financial institutions with good credit ratings. In addition, we plan to regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties.

REIT Compliance

We intend to qualify, and will elect to be taxed as a REIT for federal income tax purposes. MortgageIT will continue as a mortgage origination subsidiary and we will make an election, together with MortgageIT, to treat MortgageIT and its corporate subsidiaries as taxable REIT subsidiaries. In order to meet certain of the requirements for us to qualify as a REIT, we intend to continue to conduct all of our loan sales and loan brokerage activities, as well as certain origination functions, through MortgageIT and its subsidiaries. Loans held for investment will be funded by us or by a qualified REIT subsidiary and accounted for at amortized cost for financial accounting purposes. Interest income generated from our retained portfolio will be recognized as income.

MORTGAGEIT’S RESULTS OF OPERATIONS

The following table sets forth MortgageIT’s financial data as a percentage of total revenues for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Gains on sale of mortgage loans	58.3%	57.1%	58.1%	53.6%
Brokerage revenues	31.5%	37.0%	31.7%	39.1%
Net interest income	10.2%	5.8%	10.2%	6.1%
Other	—	0.1%	—	1.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Compensation and employee benefits	52.9%	47.2%	56.1%	48.5%
Processing expenses	16.9%	18.8%	15.1%	17.8%
General and administrative expenses	6.6%	6.3%	7.4%	6.2%
Marketing, loan acquisition and business development	3.1%	4.4%	3.4%	4.3%
Rent	4.9%	3.6%	5.7%	4.0%
Professional fees	1.3%	1.8%	1.6%	1.7%
Depreciation and amortization	1.7%	1.2%	2.0%	1.5%
Total operating expenses	87.4%	83.3%	91.3%	84.0%
Income before income taxes	12.6%	16.7%	8.7%	16.0%
Income taxes	5.1%	4.2%	3.5%	3.6%
Net income	7.5%	12.5%	5.2%	12.4%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net Income

Net income decreased approximately 49.0% to $2.8 million for the quarter ended June 30, 2004 from $5.6 million for the quarter ended June 30, 2003. The decrease in net income during the second quarter in 2004 was primarily the result of a 7.8% decrease in loan production as well as more than $750 million of loans that MortgageIT did not sell as of June 30, 2004 in anticipation of the formation of the REIT. During the three months ended June 30, 2004, MortgageIT originated $3.4 billion of loans, as compared to $3.7 billion of loan originations during the three months ended June 30, 2003. The decrease in loan originations reflected a decline in refinance activity due to an increase in market rates of interest.  This decrease was partially offset by an increase in the volume of purchase mortgage loans.

Revenues

Gains on sales of mortgage loans. Gain on sales of mortgage loans decreased approximately 13.8% to $21.9 million for the quarter ended June 30, 2004 from $25.4 million for the comparable period in 2003. The decrease in gain on sales of mortgage loans was due to decreased loan sales volume that was primarily the result of a decline in overall volume and the accumulation of loans in anticipation of formation of the REIT.  By accumulating these loans, the Company was not able to recognize the gain since the loans were not sold by the end of the quarter.

Brokerage revenue. Brokerage revenue decreased approximately 28.0% to $11.8 million for the quarter ended June 30, 2004 from $16.5 million for the comparable period in 2003. The decline is attributable to a decrease in loans brokered to other institutions, due to a reduction in refinance activity as well as a greater emphasis on banking retail originations as opposed to brokering such originations to other institutions.

Net interest income. Net interest income increased approximately 47.8% to $3.8 million for the quarter ended June 30, 2004 from $2.6 million for the comparable period in 2003. The increase is attributable to an increase of the loans held for sale and the corresponding interest income from the weighted average coupon rate of the loans held versus the interest expense on MortgageIT’s warehouse lines.

Expenses

Compensation and employee benefits. Compensation and employee benefits expenses decreased approximately 5.3% to $19.9 million for the quarter ended June 30, 2004 from $21.0 million for the comparable period in 2003. The decrease was due to decreased commissions paid as a result of a declining volume of loans, which was partially offset by the staff additions resulting from the addition of several branches and in connection with the Company’s then pending initial public offering. The average number of employees decreased slightly to 1,285 during the quarter ended June 30, 2004 from 1,290 during the quarter ended June 30, 2003.

Processing expenses. Mortgage loan processing expenses decreased approximately 24.1% to $6.3 million for the quarter ended June 30, 2004 from $8.4 million in the comparable period in 2003. The decrease was due to an overall decline in the number of loans processed during the quarter ended June 30, 2004, as well as a decrease in losses associated with the repurchase of loans from investors.

General and administrative expenses. General and administrative expenses decreased approximately 11.4% to $2.5 million for the quarter ended June 30, 2004 from $2.8 million for the comparable period in 2003. The decrease was primarily due to a $400,000 accrual made in the quarter ended June 30, 2003 for a potential liability the Company believed was probable.  The Company reversed this accrual in the third quarter of 2003 because the matter was resolved with no liability to the Company.

Marketing, loan acquisition and business development expenses. Marketing, loan acquisition and business development expenses decreased approximately 40.1% to $1.2 million for the quarter ended June 30, 2004 from $2.0 million for the comparable period in 2003. The decrease was due to the reduction in retail loan volume and a decline in the use of Internet leads by retail loan officers.

Rent expense. Rent expense increased approximately 15.8% to $1.9 million for the quarter ended June 30, 2004 from $1.6 million for the comparable period in 2003. The increase was primarily due to the addition of five branch locations in the six months ended June 30, 2004.

Professional fees. Professional fees decreased approximately 40.3% to $472,000 for the quarter ended June 30, 2004 from $790,000 for the comparable period in 2003. The decrease was primarily due to lower legal fees as compared to the comparable period in 2003.

Depreciation and amortization. Depreciation and amortization increased approximately 16.0% to $644,000 million for the quarter ended June 30, 2004 from $555,000 for the comparable period in 2003. The increase was primarily due to the general capital expenditures as well as the addition of five branch locations in the six months ended June 30, 2004.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net income

Net income decreased approximately 65.5% to $3.4 million for the six months ended June 30, 2004 from $9.8 million for the six months ended June 30, 2003. The decrease in net income in 2004 was primarily the result of an 11.6% decrease in loan origination production resulting in decreased loan sales volume and brokerage revenue.  Total revenues decreased approximately 17.7% with a corresponding 10.6% decrease in total expenses during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

Revenues

Gains on sales of mortgage loans. Gain on sales of mortgage loans decreased approximately 10.9% to $37.7 million for the six months ended June 30, 2004 from $42.3 million for the six months ended June 30, 2003. The decrease in gain on sales of mortgage loans was due to decreased loan sales volume in 2004 and the accumulation of loans in anticipation of formation of the REIT.  By accumulating these loans, the Company was not able to recognize the gain since the loans were not sold by the end of June 2004.

Brokerage Revenue. Brokerage revenue decreased approximately 33.2% to $20.6 million for the six months ended June 30, 2004 from $30.8 million for the six months ended June 30, 2003.  The decrease was directly attributable to a 36.6% decrease in the volume of loans brokered due to the general decline in loan production during the six months ended June 30, 2004.

Net interest income. Net interest income increased approximately 35.9% to $6.6 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. The increase is attributable to a 37.0% increase of the loans held for sales and the corresponding interest income from the weighted average coupon rate of the loans held versus the interest expense on MortageIT’s warehouse lines.

Expenses

Compensation and employee benefits. Compensation and employee benefits expenses decreased approximately 4.8% to $36.4 million for the six months ended June 30, 2004 from $38.3 million for the six months ended June 30, 2003. The decrease was due to decreased commissions paid as a result of a declining volume of loans, which was partially offset by the staff additions resulting from the addition of several branches and in connection with the Company’s then pending initial public offering.  The average number of employees increased from 1,228 to 1,248 for the six months ended June 30, 2003, as compared to the six months ended June 30, 2004.

Processing expenses. Mortgage loan processing expenses decreased approximately 30.1% to $9.8 million for the six months ended June 30, 2004, a $4.2 million decrease as compared to the six months ended June 30, 2003. The decrease was due to an overall decline in the number of loans processed during the quarter ended June 30, 2004 as well as a $2.5 million decrease in losses associated with the repurchase of loans from investors.

General and administrative expenses. General and administrative expenses decreased by 2.2% to $4.8 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003 primarily due to a $400,000 accrual made in the quarter ended June 30, 2003 as described above.  The decrease was partially offset by an increase in general and administrative expenses that resulted from the addition of five new branches during the six months ended June 30, 2004.

Marketing, loan acquisition and business development expenses. Marketing, loan acquisition and business development expenses decreased approximately 34.3% to $2.2 million for the six months ended June 30, 2004 from $3.4 million for the six months ended June 30, 2003. The decrease was due to the reduction in retail loan volume and a decline in the use of Internet leads by retail loan officers.

Rent expense. Rent expense increased approximately 16.9% to $3.7 million for the six months ended June 30, 2004 from $3.1 million for the six months ended June 30, 2003. This increase was primarily due to the addition of five new branch locations during the six months ended June 30, 2004.

Professional fees. Professional fees decreased approximately 22.8% to $1.1 million for the six months ended June 30, 2004 from $1.4 million for the six months ended June 30, 2003. This decrease was primarily due to increased legal expenses in 2003 relating to a lawsuit against MortgageIT that was subsequently dismissed.

Depreciation and amortization expenses. Depreciation and amortization increased 9.0% to $1.3 million for the six months ended June 30, 2004 from $1.2 million for the six months ended June 30, 2003. This increase was primarily due to an increase in depreciable assets as a result of the branches opened during the past year and general capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our shareholders and other general business needs. It is our policy to have adequate liquidity available at all times. We believe our existing cash balances, funds available under our credit facilities and cash flows from operations are sufficient to fund our liquidity requirements for at least the next 12 months.  Availability of financing under our credit facilities is generally based upon the market value of our assets and will vary accordingly. After we have built our investment portfolio and are fully leveraged, our investments will generate liquidity on an ongoing basis through mortgage principal and interest payments and pre-payments. Should our future liquidity needs exceed the sources of liquidity discussed above, we believe that we could raise additional cash by selling certain of our loans held for investment. We do, however, expect to continue the expansion that MortgageIT has undertaken and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that expansion. We currently have no commitments for any additional financings, and we cannot ensure that we will be able to obtain any additional financing at the times required and on terms and conditions acceptable to us. If we fail to obtain needed additional financing, the pace of our growth could be adversely affected.

To originate a mortgage loan, MortgageIT may draw against a $1.150 billion warehouse facility with UBS, a $500.0 million warehouse facility with Merrill Lynch and a $100.0 million warehouse facility with RFC. These facilities are secured by the mortgage loans owned by MortgageIT and by certain of its other assets including cash deposited in an interest-bearing collateral account. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. The average annual interest rates for the quarter ended June 30, 2004, for the UBS, Merrill Lynch and RFC facilities were 2.70%, 2.46% and 2.70%, respectively. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT’s liabilities to its tangible net worth. These facilities generally require MortgageIT to maintain a minimum tangible net worth and restrict the amount by which its tangible net worth may decrease during a two year period. Also, MortgageIT is required to maintain a minimum ratio of indebtedness to tangible net worth and minimum amounts of cash and cash equivalents. As of June 30, 2004, the aggregate maximum amount available for additional borrowings under these warehouse facilities was approximately $1.75 billion. The agreement with UBS is not a committed facility and may be terminated in the discretion of UBS. The agreement with Merrill Lynch is a partially committed facility and has a term of one year expiring in August 2005. In addition, the Merrill Lynch agreement may be terminated by Merrill Lynch upon the happening of certain events including a rating below the four highest generic grades by a nationally recognized statistical rating organization of the senior debt obligations or short-term debt obligations of Merrill Lynch & Co., Inc. Upon termination for such an event, Merrill Lynch could require MortgageIT to repurchase, within 60 days of the date of such request, any mortgage loans purchased by Merrill Lynch. The agreement with RFC is a committed facility with a term of one year expiring in September 2004, and is renewable annually.

The documents governing MortgageIT’s warehouse facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require it to maintain a minimum ratio of total liabilities to tangible net worth, minimum levels of tangible net worth, liquidity and stockholders’ equity and maximum leverage ratios, as well as to comply with applicable regulatory and investor requirements. At June 30, 2004, MortgageIT was not in compliance with leverage ratio restrictions contained in certain of its credit facilities.  This resulted from MortgageIT’s accumulation of mortgage loans for retention in Holdings’ investment loan portfolio.  MortgageIT obtained waivers from the lenders for the period of non-compliance.  As of August 31, 2004, we were in compliance with these leverage ratio restrictions.  The agreements also contain covenants limiting MortgageIT’s ability to:

•                  consolidate, merge or enter into similar transactions;

•                  transfer or sell assets;

•                  create liens on the collateral; or

•                  change the nature of its business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

These limits may in turn restrict our ability to pay cash or stock dividends on Holdings’ common stock. In addition, under the warehouse facilities, MortgageIT cannot continue to finance a mortgage loan that MortgageIT holds through the warehouse facility if:

•                  the loan is rejected as “unsatisfactory for purchase” by the ultimate investor and has exceeded its permissible warehouse period which varies by facility;

•                  MortgageIT fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

•                  the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•                  the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).

As of June 30, 2004, MortgageIT’s aggregate warehouse facility borrowings amounted to $1.031 billion, compared to $300.7 million of such borrowings as of December 31, 2003. These borrowings are short-term facilities secured by the underlying residential mortgage loans held for sale. At June 30, 2004, MortgageIT’s mortgage loans held for sale were $1.075 billion, compared to $322.0 million at December 31, 2003.

In addition to the UBS, Merrill Lynch and RFC warehouse facilities, MortgageIT has entered into a mortgage loan purchase agreement with UBS which we refer to as a conduit facility. Under this agreement, UBS purchases a loan from MortgageIT which enables MortgageIT to accelerate sale of the loan. MortgageIT recognizes the gain on sale upon the sale of the loan to UBS. Upon the sale, MortgageIT removes both the loans and the corresponding liability incurred by MortgageIT under the UBS warehouse facility from its balance sheet. A third party subsequently purchases the loan directly from UBS. MortgageIT facilitates the final settlement of the loan sale between UBS and the third party, and receives a performance fee for these services from UBS. MortgageIT accounts for the performance fee as brokerage revenues.  The capacity available under the conduit facility is included in the $1.150 billion warehouse facility with UBS, meaning that the overall facility capacity is reduced by the balance of loans outstanding under the warehouse facility plus the amount of loans sold to UBS under the conduit facility. This agreement is not a committed facility and may be terminated at the discretion of UBS.

In addition to the UBS, Merrill Lynch and RFC warehouse facilities and the UBS conduit facility, MortgageIT has entered into a $15,000,000 Note Purchase Agreement with Technology Investment Capital Corp., or TICC, whereby MortgageIT sold $15,000,000 of senior secured promissory notes (the “Notes”) to TICC. The proceeds from the sale of the Notes provide for the working capital needs of MortgageIT. The Notes have an interest rate of ten percent per annum payable quarterly in arrears, and provide for a single payment of the entire amount of the unpaid principal and any unpaid and accrued interest on the Notes on March 29, 2007.

MortgageIT makes certain representations and warranties, and is subject to various affirmative and negative financial and other covenants, under both the terms of the warehouse credit facilities and the terms of the investor loan sale agreements regarding, among other things, the loans’ compliance with laws and regulations, their conformity with the investor’s underwriting standards and the accuracy of information. In the event of a breach of these representations, warranties or covenants or in the event of an early payment default, these loans may become ineligible collateral for the warehouse credit facilities or may become ineligible for sale to an investor, and MortgageIT may be required to repurchase the loans from the warehouse lender or the investor. MortgageIT has implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. MortgageIT has been required to repurchase loans it has sold from time to time; however, these repurchases have not had a material impact on the results of operations of MortgageIT.  The Company was not in compliance with certain credit facility leverage ratio restrictions as of June 30, 2004.  However, waivers were obtained from the lenders for the period of non-compliance.  As of August 31, 2004, we were in compliance with these leverage ratio restrictions.

MortgageIT intends to utilize repurchase agreements as a source of financing for its investment portfolio. These arrangements, some of which are currently being negotiated, will vary in size among multiple providers. In particular, repurchase agreements will have terms that will vary in size, advance rates, interest spreads, duration and other characteristics depending on the nature of the underlying collateral in the program. These financing arrangements are short-duration facilities secured by our underlying investment in both whole loans and residential mortgage-backed securities, the value of which may move inversely with changes in interest rates. A decline in the market value of our investments may limit our ability to borrow or result in lenders requiring additional collateral. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses.

MortgageIT’s ability to originate and fund loans has historically depended in large part on its ability to sell the mortgage loans it originates at a premium in the secondary market so that it may generate cash proceeds to repay borrowings under its warehouse facilities. As we implement our new loan investment strategy, which is less dependent upon gains on sale, we will be relying on our cash flow from operations, securitizations and the proceeds of securities offerings to enable us to repay our borrowings and fund our growth. The value of our loans will still be relevant to determining the overall amount of borrowings that will be available to us under our financing facilities. The value of our loans depends on a number of factors, including:

•                  interest rates on our loans compared to market interest rates;

•                  the borrower credit risk classification;

•                  loan-to-value ratios, loan terms, underwriting and documentation; and

•                  general economic conditions.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to avoid corporate income tax and the nondeductible excise tax.

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to: (1) sell assets under adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

MortgageIT’s cash and cash equivalents decreased to $6.4 million at June 30, 2004 from $22.3 million at December 31, 2003 primarily due to an increase in mortgage loans held for sale. MortgageIT’s primary sources of cash and cash equivalents during the six months ended June 30, 2004 were as follows:

•                  a $730.5 million increase in warehouse lines payable; and

•                  a $13.9 million increase in notes payable and other debt.

MortgageIT’s primary uses of cash and cash equivalents during the six months ended June 30, 2004 were as follows:

•                  a $752.9 million increase in mortgage loans held for sale;

•                  a $8.3 million increase in accounts receivable; and a

•                  $1.1 million repayment of notes payable and other debt.

INFLATION

For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on MortgageIT’s results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would likely reduce the number of mortgage loans we originate. A reduction in the number of loans we originate resulting from increased inflation would adversely affect our future results of operations.

CONTRACTUAL OBLIGATIONS

MortgageIT had the following commitments (excluding derivative financial instruments) at June 30, 2004 (in thousands):

	Payments due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Warehouse lines payable	$1,031,214	$1,031,214	$—	$—	$—
Operating leases(1)	31,673	8,088	11,991	8,542	3,052
Notes payable	15,000	—	15,000	—	—

(1)          Net of subleases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.

The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of MortgageIT’s assets and liabilities at June 30, 2004 and December 31, 2003:

	Notional Amount	June 30, 2004 Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:

Mortgage loans held for sale	$1,066,404	$1,075,467	$1,075,467
Interest rate lock commitments	577,943	3,684	3,684
Forward delivery commitments	3,068,463	(4,264)	(4,264)
Mortgage loans held for sale, net		$1,074,887	$1,074,887
Liabilities:
Warehouse lines payable	$1,031,214	$1,031,214	$1,031,214

	Notional Amount	December 31, 2003 Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Mortgage loans held for sale	$323,625	$325,214	$325,214
Interest rate lock commitments	294,307	(1,236)	(1,236)
Forward delivery commitments	504,895	(1,966)	(1,966)
Mortgage loans held for sale, net		$322,012	$322,012
Liabilities:
Warehouse lines payable	$300,699	$300,699	$300,699

INTEREST RATE RISK

Historical operations

Movements in interest rates can pose a major risk to us in either a rising or declining interest rate environment. MortgageIT utilizes a substantial amount of borrowings in order to conduct its business.  These borrowings are all at variable interest rate terms that will increase as short term interest rates rise. Additionally, when interest rates rise, mortgage loans held for sale and any applications in process with IRLCs decrease in value.

When interest rates decline, loan pull-through may decline as a result of loan applicants withdrawing their open applications on which we have issued an IRLC. In those instances, MortgageIT may be required to purchase loans at current market prices to fulfill existing forward sale loan commitments, thereby incurring losses upon sale. MortgageIT monitors its mortgage loan pipeline closely and on occasion may choose to renegotiate locked loan terms with a borrower to prevent withdrawal of open applications and mitigate the associated losses.

MortgageIT utilizes a variety of derivative instruments in order to hedge its interest rate risk. MortgageIT’s hedging transactions using derivative instruments involve certain risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to its derivative arrangements are major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While MortgageIT does not anticipate nonperformance by any counterparty, MortgageIT is exposed to potential credit losses in the event the counterparty fails to perform. MortgageIT’s exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price. There can be no assurance that MortgageIT will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Forward-looking interest rate risk

In addition to MortgageIT’s interest rate risk described above, we are subject to interest rate exposure relating to the portfolio of ARM loans, hybrid ARM loans and mortgage-backed securities we expect to hold. Changes in interest rates will impact our future earnings in various ways. While we will invest primarily in ARM loans, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM loans because the weighted average next repricing dates of the borrowings are likely to be shorter time periods than that of the ARM loans. Second, interest rates on non-hybrid ARM loans may be capped per adjustment period (commonly referred to as the periodic cap), and our borrowings may not have similar limitations. Third, ARM loans typically lag changes in the applicable interest rate indices, due to the notice period provided to ARM loan borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on hybrid ARM loans. During a declining interest rate environment, the prepayment of hybrid ARM loans may accelerate, causing the amount of fixed-rate financing to increase relative to the amount of hybrid ARM loans, possibly resulting in a decline in our net return on hybrid ARM loans, as replacement hybrid ARM loans may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, hybrid ARM loans may prepay slower than expected, requiring us to finance a higher amount of hybrid ARM loans than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARM loans.

The rate of prepayment on mortgage loans may increase if interest rates decline or if the difference between long term and short term interest rates diminishes. Increased prepayments would cause us to amortize the premiums paid for our mortgage loans faster, resulting in a reduced yield on our mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage loans, our earnings would be adversely affected.

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long term and short term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM loans over a longer time period, resulting in an increased yield on our mortgage loans. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on our ARM loans portfolio increase in order to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings over a longer time period, resulting in an increased yield on our mortgage loans.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

RISK MANAGEMENT

Historical operations risk management

MortgageIT has developed risk management practices and programs designed to manage market risk associated with its normal investment and business activities. We continue to apply these practices and programs following completion of our initial public offering except where otherwise noted in this section or under the caption “—Forward-Looking Financial Statements Effects.”

MortgageIT enters into derivative transactions solely for the purpose of minimizing the risks associated with the loan origination business, while maximizing gain on sale of mortgage loans. The primary risk associated with the loan origination business is the risk of fluctuating interest rates. The interest rate risk is a direct result of timing delays (1) from the fixing of the mortgage loan interest rate with borrowers to the funding of the loan and (2) from the funding of the loan to the setting of terms for sale of loans to secondary market investors.

In the normal course of its mortgage loan origination business, MortgageIT enters into IRLCs to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by MortgageIT’s origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. The IRLCs are considered free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current period earnings.

To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, MortgageIT uses various derivative instruments, including forward sale loan commitments and forward sales and purchases of mortgage-backed securities and options on such securities in the forward delivery “to be announced,” or TBA, market to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current period earnings.

If MortgageIT does not deliver into forward sale loan or TBA commitments, such instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward sale loan commitments and forward sales and purchases of TBA commitments are typically settled within 90 days of the contract date.

MortgageIT also hedges the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, MortgageIT’s risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of its mortgage loans. MortgageIT’s strategy is to engage in a risk management program involving forward sale loan commitments and/or the sale and purchase of mortgage-backed securities and options on such securities in the forward delivery “to be announced” market to hedge its mortgage loans held for sale. At the inception of the hedge, MortgageIT formally documents the relationship between the derivative contract (i.e., the forward delivery contracts or the mortgage-backed securities or options to be sold or purchased) and the mortgage inventory, as well as its objective and strategy for undertaking the hedge transaction. The notional amount of the derivative contracts, along with the underlying rate and terms of such contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the derivative contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to MortgageIT. MortgageIT classifies and accounts for these derivative contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current period earnings. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

Forward-looking risk management

As we are building the investment portfolio of mortgage loans, our risk management is focused on protecting against possible “compression” in the net interest margin with respect to the investment portfolio. The “yield curve” creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the ARM and hybrid ARM loan portfolio and the corresponding funding sources. As discussed below, hybrid ARM loans will be the primary loans requiring hedges. For accounting purposes, these hedges are called cash flow hedges, and the accounting is different than for fair value hedges.

Traditional ARM loans have shorter repricing durations (1 year or less). Therefore it is unlikely that we will need to hedge these loans because they can be match funded. The interest rate on traditional ARM loans will reset monthly, semi-annually or annually based on a margin over a U.S. Treasury index or a LIBOR index. The corresponding funding liabilities will similarly have shorter duration repricing that can be closely matched to these loans. Thus, a properly matched funding strategy will enable us to protect our net interest margin for this segment of our investment portfolio.

Hybrid ARM loans have longer repricing durations and we may not be able to obtain matched repricing durations for the corresponding funding sources since borrowings generally have a shorter repricing duration than most hybrid ARM loans where the initial rate is fixed for 3 to 10 years. We intend to hedge these loans with interest rate swap agreements, Eurodollar futures contracts and cap agreements in order to match the repricing durations of the loans and our funding sources.

FAIR VALUES

The following describes the methods and assumptions we use in estimating fair values of the financial instruments:

•                  Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques may involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values.

•                  The fair value of commitments to fund with agreed upon rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current market interest rates and the existing committed rates.

•                  The fair value of commitments to deliver mortgages is estimated using current market prices for dealer or investor commitments relative to our existing positions.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We believe all of these proceedings, taken as a whole, will not have a material adverse effect on our business, financial position or our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits filed with this Form 10-Q:

No.	Description
10.14	Employment Agreement between John R. Cuti and MortgageIT Holdings, Inc. and MortgageIT, Inc.

10.15	Employment Agreement between Donald Epstein and MortgageIT Holdings, Inc. and MortgageIT, Inc.

10.16	Employment Agreement between Greg Lattanzio and MortgageIT Holdings, Inc. and MortgageIT, Inc.

10.17	Employment Agreement between Joseph Blalock and MortgageIT Holdings, Inc. and MortgageIT, Inc.

10.18	TRS Servicing Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT, Inc.

10.19	Loan Sale Agreement, dated as of August 4, 2004, between MortgageIT, Inc., MortgageIT Holdings, Inc., and MortgageIT SPV I.

10.20

Custodial Agreement, dated as of the date set forth on the cover page hereof, among UBS Real Estate Securities Inc., JPMorgan Chase Bank, MortgageIT SPV I, MortgageIT, Inc. and MortgageIT Holdings, Inc.

10.21	Administration Agreement, dated as of August 4, 2004, between MortgageIT SPV I and MortgageIT, Inc.

10.22	Trust Agreement, dated as of August 4, 2004, by and among MortgageIT, Inc., MortgageIT Holdings, Inc. and Wilmington Trust Company.

10.23	Side Letter Servicing Agreement, dated August 4, 2004, by and among GMAC Mortgage Corporation, UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT Holdings, Inc.

10.24	REIT Servicing Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT Holdings, Inc.

10.25*	Amended and Restated Master Purchase Agreement, dated as of August 4, 2004, among MortgageIT, Inc., MortgageIT Holdings, Inc. and Merrill Lynch Mortgage Capital Inc.

10.26	Amended and Restated Custodial Agreement, dated as of August 4, 2004, among Merrill Lynch Mortgage Capital Inc., MortgageIT, Inc., MortgageIT Holdings, Inc. and Deutsche Bank National Trust Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

* An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 under the Exchange Act, of certain portions of this exhibit. These portions of the exhibit have been redacted from the exhibit filed with this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.

By:	/s/ DOUG W. NAIDUS
	Name:	Doug W. Naidus
	Title:	Chairman and Chief Executive Officer
	Date:	September 13, 2004

By:	/s/ DONALD EPSTEIN
	Name:	Donald Epstein
	Title:	Chief Financial Officer
	Date:	September 13, 2004