Form 10-Q
period 2004-09-30
MortgageIT Holdings, Inc.
filed 2004-11-15
CIK 1284151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-32213

MORTGAGEIT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0404134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

33 Maiden Lane New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (212) 651-7700

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

Yes No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934)

Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 19,405,473 SHARES OUTSTANDING AS OF NOVEMBER 12, 2004.

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission ("SEC"), including our registration statement on Form S-11 declared effective on July 29, 2004, that discuss our business in greater detail.

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; our ability to originate a portfolio of high quality prime adjustable-rate mortgage ("ARM") and Hybrid ARM loans; changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes; the quality and size of the investment pipeline and the rate at which we can invest our cash; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$79,597	$22,261
Restricted cash	920	1,517
Marketable securities held to maturity	1,420	1,419
Portfolio ARM loans
Arm loans collateralizing debt obligations, net	818,829	—
Arm loans held for securitization, net	321,086	—
Total Portfolio ARM loans	1,139,915	—
Mortgage loans held for sale	422,213	322,012
Hedging instruments	11,913	—
Accounts receivable, net of allowance	24,542	10,301
Prepaids and other current assets	6,800	5,481
Goodwill	11,639	11,665
Property and equipment, net	5,087	5,324
Total assets	$1,704,046	$379,980
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Collateralized debt obligations, net	$749,900	$—
Warehouse lines payable	696,778	300,699
Hedging instruments	159	—
Notes payable and other debt	15,000	1,125
Accounts payable, accrued expenses and other liabilities	42,966	30,996
Total liabilities	1,504,803	332,820
COMMITMENTS AND CONTINGENCIES
Convertible redeemable preferred stock: 22,000,000 shares authorized; 15,082,973 issued and outstanding	—	62,557
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value: 125,000,000 shares authorized; 19,405,473 issued and outstanding	194	—
Common stock Class A, $0.01 par value: 1,895,000 shares authorized; 517,835 issued and outstanding (1)	—	5
Additional paid-in capital (1)	233,909	3,955
Unearned compensation – restricted stock	(2,455)	—
Accumulated other comprehensive income (loss)	(9,856)	—
Accumulated deficit	(22,549)	(19,357)
Total stockholders' equity (deficit)	199,243	(15,397)
Total liabilities and stockholders' equity	$1,704,046	$379,980

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc.

The accompanying notes are an integral part of the consolidated financial statements

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Gain on sale of mortgage loans	$14,269	$23,552	$51,941	$65,810
Brokerage revenues	8,955	18,013	29,543	48,818
Interest income	15,804	6,793	27,397	18,865
Interest expense	(6,925)	(3,484)	(11,910)	(10,693)
Net interest income	8,879	3,309	15,487	8,172
Other	248	39	265	960
Total revenues	32,351	44,913	97,236	123,760
Operating expenses:
Compensation and employee benefits	20,492	21,603	56,923	59,886
Processing expenses	7,165	8,043	16,944	22,039
General and administrative expenses	2,811	2,255	7,614	7,170
Rent	1,990	1,744	5,663	4,885
Marketing, loan acquisition and business development	902	1,634	3,127	5,023
Professional fees	792	973	1,851	2,345
Depreciation and amortization	686	621	1,956	1,786
Total operating expenses	34,838	36,873	94,078	103,134
Income (loss) before income taxes	(2,487)	8,040	3,158	20,626
Income taxes	144	2,016	2,403	4,801
Net income (loss)	(2,631)	6,024	755	15,825
Dividends on convertible redeemable preferred stock	587	1,604	3,947	4,658
Net income (loss) attributable to common stockholders	$(3,218)	$4,420	$(3,192)	$11,167
Per share data:
Basic	$(0.24)	$8.55	$(0.66)	$21.60
Diluted	$(0.24)	$1.30	$(0.66)	$3.47
Weighted average number of shares — basic (1)	13,451	517	4,861	517
Weighted average number of shares — diluted (1)	13,451	4,645	4,861	4,562

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc.

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2004
Net income (loss)	$(2,631)	$755
Other comprehensive income:
Unrealized losses on hedging instruments:
Net unrealized losses during the period	(9,856)	(9,856)
Other comprehensive income (loss)	$(12,487)	$(9,101)

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

Nine months ended September 30, 2004 and year ended
December 31, 2003 (Dollars and shares in thousands)

	Capital Stock				Additional Paid-In Capital	Deficit	Unamortized Cost of Restricted Stock	Other Comprehensive Income	Total Stockholders' Equity (deficit)
	Common-Class A		Common
	Shares	Amount	Shares	Amount
Balance at January 1, 2003	518	$5	—	$—	$3,969	$(30,827)	$(15)	$—	$(26,868)
Sale of common stock	1	—	—	—	5	—	—	—	5
Restricted stock awards forfeited	(1)	—	—	—	(19)	—	19	—	—
Amortization of the cost of restricted stock, net of forfeitures	—	—	—	—			(4)	—	(4)
Preferred stock dividends, accrued and unpaid	—	—	—	—	—	(5,787)	—	—	(5,787)
Accretion of discount on preferred stock	—	—	—	—	—	(511)	—	—	(511)
Net income	—	—	—	—	—	17,768	—	—	17,768
Balance at December 31, 2003	518	5	—	—	3,955	(19,357)	—	—	(15,397)
Preferred stock dividends, accrued and unpaid	—	—	—	—	—	(3,645)	—	—	(3,645)
Accretion of discount on preferred stock	—	—	—	—	—	(302)	—	—	(302)
Exercise of stock options	45	—	—	—	224	—	—	—	224
Initial issuance of stock	—	—	1	—	—	—	—	—	—
Reorganization of MortgageIT, Inc., net	(563)	(5)	4,804	48	63,885	—	—	—	63,928
Issuance of common stock in connection with a public offering, net	—	—	14,600	146	163,246	—	—	—	163,392
Restricted stock grant	—	—	—	—	2,599	—	(2,599)	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	—	144	—	144
Other comprehensive income	—	—	—	—	—	—	—	(9,856)	(9,856)
Net income	—	—	—	—	—	755	—	—	755
Balance at September 30, 2004	—	$—	19,405	$194	$233,909	$(22,549)	$(2,455)	$(9,856)	$199,243

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$755	$15,825
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,956	1,786
Amortization of restricted stock costs	144	(4)
Changes in operating assets:
Decrease in restricted cash	597	2,735
(Increase) decrease in mortgage loans held for sale	(100,201)	142,618
Increase in receivables	(14,241)	(5,370)
(Increase) decrease in prepaids and other assets	(1,293)	695
Changes in operating liabilities:
Increase in accounts payable, accrued expenses and other liabilities	11,970	3,795
Net cash (used in) provided by operating activities	(100,313)	162,080
Cash flows from investing activities:
Increase in ARM loans	(1,139,915)	—
Purchases of property and equipment	(1,719)	(3,111)
Proceeds from maturities of marketable securities	7,105	4,130
Purchases of marketable securities	(7,106)	(4,151)
Net cash used in investing activities	(1,141,635)	(3,132)
Cash flows from financing activities:
Proceeds from issuance of common stock	163,392	5
Proceeds from the exercise of stock options	224	—
Net collateralized debt obligations payable	749,900	—
Purchase of interest rate cap agreements	(12,157)	—
Payments made on Eurodollar contracts	(9,453)	—
Payments to former MortgageIT shareholders	(2,576)	—
Proceeds from notes payable and other debt	15,000	10,000
Repayment of notes payable and other debt	(1,125)	(14,948)
Net proceeds (repayment) of warehouse lines payable	396,079	(139,094)
Net cash provided by (used in) financing activities	1,299,284	(144,037)
Net increase in cash and cash equivalents	57,336	14,911
Cash and cash equivalents at beginning of period	22,261	2,104
Cash and cash equivalents at end of period	$79,597	$17,015

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed further in Note 8, MortgageIT Holdings, Inc. ("Holdings" or the "Company") is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. ("MortgageIT" or the "TRS"). Holdings is organized and conducts its operations to qualify as a REIT for federal income tax purposes and is focused on earning net interest income from mortgage loans originated by its subsidiary, MortgageIT. Holdings' taxable REIT subsidiary, MortgageIT, was incorporated in New York on February 1, 1999 and began marketing mortgage loan services on May 1, 1999. MortgageIT originates, sells and brokers residential mortgage loans in 50 states and the District of Columbia, and is an approved U.S. Department of Housing and Urban Development ("HUD") Title II Nonsupervised Delegated Mortgagee.

As discussed further in Note 12, the Company operates its business in two primary segments, mortgage investment operations and mortgage banking operations. Mortgage investment operations are driven by the net interest income generated on our investment loan portfolio. Mortgage banking operations includes loan origination, underwriting, funding, secondary marketing and loan brokerage activities.

All shares of common stock and common stock equivalents have been retroactively restated, for all periods presented, to reflect the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common stock pursuant to the reorganization of MortgageIT.

The consolidated financial statements included herein contain results for Holdings and its wholly owned subsidiary, MortgageIT and its wholly owned subsidiaries, IPI Skyscraper Mortgage Corporation and Home Closer LLC, for the period from August 4, 2004 (the date REIT operations commenced) to September 30, 2004, and exclusively for MortgageIT and its wholly owned subsidiaries, IPI Skyscraper Mortgage Corporation and Home Closer LLC, for the preceding periods. IPI provides residential mortgage banking and brokerage services in the New York, New Jersey and Connecticut Tri-state area. Home Closer provides title, settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

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

Adjustable Rate Mortgage ("ARM") Loan Investment Portfolio

The Company's ARM loan investment portfolio is comprised of ARM loans collateralizing debt obligations and ARM loans held for securitization (collectively referred to as "Portfolio ARM Loans" or "ARM Loans"). All of the Company's Portfolio ARM Loans are either traditional ARM Loans, meaning they have interest rates that reprice in one year or less ("Traditional ARMs" or "Traditional ARM loans"), or hybrid ARM Loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity ("Hybrid ARMs" or "Hybrid ARM loans").

In accordance with GAAP, Portfolio ARM Loans are designated as held to maturity because the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. Portfolio ARM Loans are carried at cost which includes unpaid principal balances, net of unamortized loan origination costs, fees and the allowance for loan losses.

ARM loans collateralizing debt obligations are mortgage loans the Company has securitized into rated classes with the lower rated classes providing credit support for higher rated certificates issued to third party investors or retained by us in structured financing arrangements.

ARM loans held for securitization are mortgage loans the Company has originated and are intended to be securitized and retained by the Company.

The Company does not intend to sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by creating highly liquid securitized assets that can be readily financed in the capital markets.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of adjusted cost or market value. Adjusted cost includes the loan principal amount outstanding, net of deferred direct origination costs and fees. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market value during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Determining market value requires management judgment in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Loan Securitizations

The Company will regularly securitize mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. We generally retain interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies, after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not we have retained control over the transferred assets. The Company's accounting policy for ARM loan securitizations complies with the provisions of Statement of Financial Accounting Standards, or "SFAS," No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Depending on the structure of the securitization, the accounting for securitizations is treated as either a sale or secured financing for financial statement purposes. The securitization transactions in our mortgage investment operations segment are treated as secured financings under SFAS No. 140.

Derivative Financial Investments and Hedging Activities

The Company utilizes derivatives to manage interest rate risk exposure. In accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," all derivative instruments are recorded at fair value. The derivatives used in conjunction with interest rate risk management activities generally qualify for hedge accounting under SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, the Company must demonstrate, on an ongoing basis, that its interest rate risk management activity is highly effective. The Company determines the effectiveness of its interest rate risk management activities using standard statistical measures. If the Company is unable to qualify certain of its interest rate risk management activities for hedge accounting, then the ineffective portion of the change in fair value of the associated derivative financial instruments would be reflected in current period earnings.

Risk Management of Portfolio ARM Loans

The Company utilizes various hedging instruments, including interest rate swaps, Eurodollar Futures Transactions and Cap Agreements (collectively, "Hybrid Hedging Instruments") in order to manage the interest rate exposure associated with the financing for Portfolio ARM Loans. The Company generally borrows money based on short-term interest rates. The Company's Hybrid ARM loans have an initial fixed interest rate period up to a maximum of five years. As a result, the Company's borrowings reprice to a new rate on a more frequent basis than do the Company's Hybrid ARM loans. Hybrid Hedging Instruments have the effect of fixing the interest rate on the Company's forecasted LIBOR based liabilities in the event that LIBOR-based funding costs rise.

The Company designates as cash flow hedges its Hybrid Hedging Instruments used to manage interest rate exposure when financing its Hybrid ARM loans. All unrealized gains and losses on the effective portion of Hybrid Hedging Instruments are recorded in other comprehensive income and are reclassified to interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements or its collateralized debt obligations, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in other comprehensive income would be reclassified to interest expense. The carrying value of these Hybrid Hedging Instruments is included in hedging instruments on the accompanying balance sheets.

Risk Management of MortgageIT's Loan Pipeline

In connection with its mortgage loan origination activities, MortgageIT issues interest rate lock commitments ("IRLCs") to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms, subject to credit approval, for a specified period while the application is in process, typically between 15 and 30 days. MortgageIT's risk management objective is to protect earnings from an unexpected change in the fair value of IRLCs. MortgageIT's strategy is to utilize forward delivery contracts and options on mortgage backed securities as economic hedging derivatives to protect the value of its IRLCs. Both the forward delivery contracts, and the above-described IRLCs, are derivative instruments as defined by SFAS No. 133 and, therefore, are required to be recorded at fair value with changes in fair value reflected in current period earnings. MortgageIT estimates the fair value of an IRLC based on an estimate of the ultimate gain on sale of the underlying mortgage loan net of the estimated cost to originate the loan, and given the probability that the loan will fund within the terms of the IRLC. After issuance, the value of an IRLC can change and be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the underlying loan will fund is driven by a number of factors, in particular, the change, if any, in mortgage rates after the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applicant, age of the applicant, purpose for the loan (purchase or refinance) and the application approval rate. MortgageIT utilizes funding ratio estimates using its historical empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall.

Risk Management of MortgageIT's Loans Held for Sale

MortgageIT's risk management procedures also seek to protect earnings from an unexpected change in the fair value of mortgage loans held for sale. MortgageIT's strategy is to utilize forward delivery contracts as fair value hedging derivatives to protect the value of mortgage loans held for sale. At inception of the hedge, MortgageIT formally documents the relationship between these derivatives and the mortgage loans held for sale, as well as its objective and strategy for undertaking the hedge transactions. The amount of the derivatives associated with mortgage loans held for sale is designed to substantially eliminate interest rate and price risk to MortgageIT. MortgageIT classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded into current period earnings. When the hedges are deemed to be highly effective, the carrying value of the hedged mortgage loans held for sale is also adjusted for changes in fair value during the hedge period.

Termination of Hedging Relationships

The Company employs a number of risk management monitoring procedures that are designed to ensure that its hedging arrangements are demonstrating, and are expected to continue to demonstrate,

a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, the Company may elect, pursuant to SFAS No. 133, to re-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge relationship. If hedge accounting is discontinued, the affected loans are carried at the lower of cost or market, and the corresponding derivative instruments continue to be carried at fair value with changes in their value recorded to current period earnings.

Other Comprehensive Income

The Financial Accounting Standard Board's, or FASB, Statement 130, "Reporting Comprehensive Income," divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under SFAS No. 133.

Revenue Recognition

Portfolio ARM Loans

Interest income is accrued based on the outstanding principal amount and contractual terms of the loans. Direct loan origination costs and fees associated with the loans are amortized into interest income over the lives of the loans using the effective yield method, adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of the loans requires management judgment, which involves consideration of possible future interest rate environments. The actual lives could be more or less than the amount estimated by management.

Mortgage Loans Held for Sale

Gains on sale of loans represent the difference between the net sales proceeds and the carrying values of the mortgage loans sold, and are recognized at the time of sale. Direct loan origination costs and fees associated with the loans are initially recorded as an adjustment of the cost of the loans held for sale and are recognized in earnings when the loans are sold.

Brokerage fees represent revenues earned for the brokering of mortgage loans to third party lenders and are earned and recognized at the time the loan is closed by the third party lender. Revenues are primarily comprised of borrower application and/or administrative fees and brokerage fees paid to the Company by third party lenders.

Interest income is accrued as earned. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale. Interest on loans is computed based on the contractual loan rate.

Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans from investors consistent with the terms of its investor contracts. At the time of loan sale, the Company records a repurchase reserve for potential future losses applicable to loans sold. The repurchase reserve is included in accrued expenses on our balance sheet.

Loan Loss Reserves

We maintain an allowance for loan losses based on management's estimate of credit losses inherent in our Portfolio ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our Portfolio ARM Loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

Stock Compensation

As of September 30, 2004, the Company had one stock-based employee compensation plan in effect, the 2004 Long-Term Incentive Plan (the "2004 Plan"), which is described more fully in Note 9. Mortgage IT had previously adopted the 2001 Stock Option Plan, which was terminated on August 4, 2004, pursuant to the reorganization of MortgageIT (See Note 8.) The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to these accounting standards, the Company records deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There is no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" (in thousands, except per share data):

	(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders	$(3,218)	$4,420	$(3,192)	$11,167
Amortization of restricted stock, net of forfeitures	84	—	84	(4)
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(158)	(84)	(387)	(251)
Pro forma net income (loss)	$(3,292)	$4,336	$(3,495)	$10,912
Net income (loss) per share attributable to common stock:
Basic - as reported	$(0.24)	$8.55	$(0.66)	$21.60
Basic - pro forma	$(0.24)	$8.39	$(0.72)	$21.11
Net income (loss) per share for diluted earnings per share:
Diluted - as reported	$(0.24)	$1.30	$(0.66)	$3.47
Diluted - pro forma	$(0.24)	$1.28	$(0.72)	$3.41

Under the 2001 Stock Option Plan, which was terminated pursuant to our reorganization, the fair value for each option granted was estimated at the date of grant using the minimum value, option-pricing model, an allowable valuation method under SFAS No. 123 "Accounting For Stock-Based Compensation," with the following assumptions: risk-free interest rate of 4.25%, expected option lives of eight years, and no dividends.

Under the 2004 Long-Term Incentive Plan, which replaced the 2001 Stock Option Plan, the fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123 "Accounting For Stock-Based Compensation," with the following assumptions: risk-free interest rate of 3.75%, expected option lives of five years, 26% volatility and 9% dividend rate.

Restricted stock awards granted to employees under the 2004 Plan are subject to certain sale and transfer restrictions. Unvested awards are also subject to forfeiture if employment terminates prior to the end of the prescribed restriction period. The value of restricted stock awards is expensed over the vesting period, generally three years.

Income Taxes

Income taxes are determined using the liability method under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for federal and state income tax purposes.

The Company elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.

MortgageIT made the election to be treated as a taxable REIT subsidiary and therefore is subject to both federal and state corporate income taxes. Accordingly, the Company records a tax provision based primarily on the taxable income of the TRS.

Fair Value of Financial Instruments

Assets generally are carried at amounts approximating fair value. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market value during the time the hedge was deemed to be highly effective. Hybrid Hedging Instruments are carried at fair value and are included in their related balance sheet classification. Liabilities, including warehouse lines payable, collateralized debt obligations, notes payable and other debt, are carried at their contractual notional amounts which approximate fair value. Portfolio ARM Loans are carried at cost, as more fully described in Note 2.

New Accounting Standards

In 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105. SAB No. 105 contains guidance for valuing loan commitments accounted for as derivatives under SFAS No. 133. Under SAB No. 105, any expected future cash flows related to the customer relationship or loan servicing must be excluded from the estimation of fair value. SAB No. 105 is effective for loan commitments accounted for as derivatives entered into subsequent to March 31, 2004. The adoption SAB No. 105 did not have any effect on the Company's consolidated financial condition or results of operations.

NOTE 2-PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of September 30, 2004, which is the first reporting date that the Company has carried Portfolio ARM Loans held to maturity on its balance sheet (in thousands):

September 30, 2004	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$810,682	$319,623	$1,130,305
Net unamortized loan origination costs	8,277	1,476	9,753
Loan loss reserves	(130)	(13)	(143)
Amortized cost, net	818,829	321,086	1,139,915
Gross unrealized gains	5,181	1,046	6,227
Fair value	$824,010	$322,132	$1,146,142
Carrying value	$818,829	$321,086	$1,139,915

Since the completion of our initial public offering, the primary focus of our business is to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime Traditional and Hybrid ARM loans. Our portfolio of ARM loans is 100% self-originated through the loan production channels of our TRS. The loans that we retain in our portfolio are serviced through a subservicing arrangement. The TRS sells all of its fixed rate loan production to third parties, as well as any ARM loans that do not meet our investment criteria or portfolio requirements.

The Company does not account for mortgage-backed securities placed with third party investors as sales and, therefore, does not record any gain or loss in connection with securitization transactions. Instead, the Company accounts for the mortgage-backed securities it sells as a long-term collateralized financing. As of September 30, 2004, the Company held $818.8 million of ARM loans that collateralize the securities resulting from our securitization activities, and are classified on our balance sheet as ARM loans collateralizing debt obligations.

Portfolio ARM Loans are carried at cost which includes unpaid principal balances, net of unamortized loan origination costs, fees and the allowance for loan losses.

The Company has credit exposure on its ARM loan investment portfolio. During the three months ended September 30, 2004, the Company recorded loan loss provisions totaling $143,000 to reserve for estimated future credit losses on Portfolio ARM Loans, and there were no credit losses charged against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of September 30, 2004, which represents the first reporting date that the Company has carried ARM loans held to maturity on its balance sheet (in thousands, except for loan count):

September 30, 2004
Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	2	$528	0.05%	0.03%
90 days or more	—	—	0.00	0.00
In bankruptcy and foreclosure	—	—	0.00	0.00
	2	$528	0.05%	0.03%

As of September 30, 2004, the Company had aggregate locked pipeline commitments to fund ARM loans held for securitization of $604.4 million.

NOTE 3-MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Mortgage loans held for sale	$420,308	$320,829
Deferred origination costs and fees	1,905	1,183
Mortgage loans held for sale	$422,213	$322,012

Mortgage loans are residential mortgages on properties located throughout the United States having maturities of up to 30 years, and include ARM loans that are not Portfolio ARM Loans. Pursuant to the terms of the mortgage loans, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell to third party investors any loans that do not constitute Portfolio ARM Loans shortly after they are funded, generally within 30 days.

As of September 30, 2004 and December 31, 2003, the Company had loan purchase commitments from third party investors for approximately $158.7 million and $91.7 million, respectively. Substantially all loans held for sale at September 30, 2004 and December 31, 2003 were subsequently sold to third party investors. All mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 6).

As of September 30, 2004, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $755.5 million.

NOTE 4–HEDGING OF MORTGAGE LOANS

The Company is exposed to interest rate risk in conjunction with the origination, funding, sale and investment in mortgage loan assets. The Company manages the risk of interest rate changes primarily through the use of derivative instruments that are designated as follows:

•	Fair value hedges, which are intended to manage the risks associated with potential changes in the fair value of loans held for sale, as well as the IRLC pipeline of loans to be held for sale; and

•	Cash flow hedges, which are intended to manage the risks associated with potential changes in the financing costs associated with the Portfolio ARM Loans, as well as the IRLC pipeline of Portfolio ARM Loans.

In accordance with SFAS No. 133, all hedging instruments are carried on the balance sheet at their fair value. If a derivative is designated as a "fair value hedge," the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged item are both recognized in earnings. If a derivative is designated as a "cash flow hedge," the effective amount of change in the fair value of the derivative instrument is recorded in other comprehensive income and is transferred to interest expense as the hedged item affects earnings. The ineffective amount of all hedges is recognized in earnings each quarter.

As the Company enters into hedging transactions, it formally documents the relationship between the hedges and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively.

Fair Value Hedges

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

The Company is also exposed to the risk that actual new loan closings (also called "pull-through rate") may deviate from the estimated pull-through rate. Loan pull-through rates are variable and can be impacted by several factors including changes in interest rates, the composition of the committed pipeline and remaining commitment periods.

The Company's risk management policy is to hedge 100% of loans held for sale, and 100% of the estimated closed loan volume from the IRLC pipeline.

At September 30, 2004 and December 31, 2003, the notional amount of the Company's committed pipeline (i.e.,IRLCs) was approximately $936.8 million and $294.3 million, respectively. The fair value of the IRLCs at September 30, 2004 and December 31, 2003 reflected a loss of approximately $600,000 and $1.2 million, respectively.

The fair value adjustment of the mortgage loans held for sale at September 30, 2004 and December 31, 2003 was a gain of approximately $2.1 million and $406,000, respectively.

At September 30, 2004 and December 31,2003 the notional amount of forward sale contracts outstanding was approximately $675.0 million and 504.9 million with a fair value loss of approximately $542,000 and $2.0 million, respectively.

The fair value of the IRLCs, fair value adjustment of mortgage loans held for sale, fair value of forward delivery contracts and fair value of loan purchase commitments from investors are included in the carrying value of mortgage loans held for sale in the accompanying balance sheets. The related fair value adjustments are included in gain on sale of mortgage loans on the accompanying statements of operations.

Cash Flow Hedges

The Company utilizes Hybrid Hedging Instruments in order to manage potential changes in future financing costs for its Portfolio ARM Loans. The Company generally borrows money based on short-term interest rates. The Company's Hybrid ARM loans have an initial fixed interest rate period not greater than five years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company's Hybrid ARM loans. These cash flow hedges are intended to limit the increase in interest expense on our variable rate debt over the life of the related liabilities.

All changes in the unrealized gains and losses on these hedging instruments are recorded in accumulated other comprehensive income (loss) on the balance sheet and are reclassified to interest expense when the forecasted financing transactions occurs. The carrying value of these hedging instruments is included in hedging instruments on the accompanying balance sheets.

The Company purchases Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in the Cap Agreements increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company's borrowings above a level specified by the Cap Agreement. The notional balances of the Caps generally decline over the life of these instruments approximating the declining balance of the Hybrid ARM loans collateralizing the Company's collateralized debt obligations.

As of September 30, 2004, the net unrealized losses on Eurodollar Futures recorded in other comprehensive income was $9.9 million. As of September 30, 2004, the Company's Cap Agreements had remaining notional amounts of $1.43 billion. The fair value of all Cap Agreements at September 30, 2004 was $11.9 million and is included in hedging instruments on the accompanying balance sheets. As of September 30, 2004, the unrealized loss on these Cap Agreements of $244,000 is included in other comprehensive income. Under these Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the Caps, which range from 2.5% to 4.68%. The Cap Agreements had an average maturity of 3.8 years as of September 30, 2004 and will expire between July 2007 and July 2009.

NOTE 5-COLLATERALIZED DEBT OBLIGATIONS

On September 30, 2004, $811.2 million of ARM loans from the Company's investment loan portfolio were transferred to MortgageIT Trust 2004-1 and were securitized. In this transaction, the Company issued AAA/AA-rated floating-rate pass-through certificates totaling $752.4 million to third party investors and retained $56.0 million of subordinated certificates, which provide credit support to the higher-rated certificates that were placed with third party investors. All of the securities retained by the Company were rated investment grade. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In connection with the issuance of these collateralized debt obligations, which we also refer to as mortgage-backed securities, we incurred costs of $2.5 million. These costs are being amortized over the expected life of the securities. This transaction was accounted for as a financing of loans and represents permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the collateralized debt obligations are recorded as the Company's debt. As of September 30, 2004, collateralized debt of $749.9 million, net of debt issuance costs, is classified as collateralized debt obligations, net on the accompanying balance sheets.

As of September 30, 2004, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $810.7 million. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

NOTE 6-WAREHOUSE LINES PAYABLE

The Company has various warehouse credit facilities with major lenders that are used to fund mortgage loans. As of September 30, 2004, the first facility, with UBS Real Estate Securities, Inc. ("UBS"), had an uncommitted credit limit of $1.15 billion, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at the London Interbank Offered Rate ("LIBOR") plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 days. All advances under this agreement are evidenced by a note, which is secured by all of the loans funded through this facility. As of September 30, 2004 and December 31, 2003, the Company had outstanding on the line $336.4 million and $164.2 million, respectively. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The Company accounts for the performance fee as brokerage revenues in the amounts of $1.7 million, $6.7 million, $2.8 million and $8.3 million for the three and nine months ended September 30, 2004 and 2003, respectively. Loans on the conduit line, which totaled approximately $341.1 million and $190.1 million at September 30, 2004 and December 31, 2003, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2005.

The second facility, with Residential Funding Corporation ("RFC"), has a committed credit limit of $100 million collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2004 and December 31, 2003, the Company had outstanding approximately $48.8 million and $56.9 million, respectively, on this facility. This credit facility expires in January 2005.

The third facility, with Merrill Lynch Commercial Finance Corp. ("Merrill Lynch"), has a partially committed credit limit of $500 million collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2004 and December 31, 2003, the Company had $311.6 million and $79.6 million outstanding on this facility. This credit facility expires in August 2005.

The weighted average effective rate of interest for the periods on borrowings under all warehouse lines of credit was approximately 2.9% at September 30, 2004 and 3.0% at December 31, 2003.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. In addition, two of the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of September 30, 2004, the Company was not in compliance with the net income covenant in the UBS facility. However, we obtained a waiver from the lender with respect to this covenant default. As of September 30, 2004, the Company was in compliance with all other covenants and restrictions described above.

NOTE 7-NOTES PAYABLE AND OTHER DEBT (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Unsecured Promissory Notes (a)	$—	$1,125
Senior Secured Notes (b)	15,000	—
	$15,000	$1,125

(a)	Promissory note issued in connection with the IPI acquisition, which was paid in January 2004.

(b)	Senior Secured Notes due 2007 with an aggregate principal amount of $15 million were issued in March 2004. The Notes bear interest at a rate of 10% per annum, payable in quarterly installments beginning June 30, 2004. The notes are secured by a first priority security interest in all of the Company's assets with the exception of the Company's mortgage loans held for sale and ARM loans held for securitization. The Notes contain various restrictions and covenants. As of September 30, 2004, the Company was in compliance with restrictions and covenants contained in the Note Purchase Agreement pursuant to which we issued and sold the Notes. The Company's board of directors has approved an amendment that, once effective, will reduce the interest rate on the outstanding principal balance of each Note from 10% per annum to 7½% per annum for the period beginning October 1, 2004 and ending March 31, 2005. In addition, the amendment will prohibit the Company from prepaying the Notes from the period beginning October 1, 2004 and ending April 14, 2005.

NOTE 8-ISSUANCE OF COMMON STOCK

On August 4, 2004, we consummated the reorganization of MortgageIT. In the reorganization, MortgageIT became a wholly owned subsidiary of its holding company parent, Holdings, which is organized and conducts its operations to qualify as a REIT for U.S. federal income tax purposes. Concurrently with the reorganization, Holdings conducted an initial public offering of its common stock, whereby it issued 14.6 million shares at a price to the public of $12.00 per share. Net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses, approximated $163.4 million. Concurrently with the closing of the initial public offering, on August 4, 2004, holders of 6,764,338 shares of common stock and 14,859,659 shares of preferred stock of MortgageIT exchanged their shares for 4,804,473 shares of common stock of Holdings. In addition, holders of 160,241 shares of common stock and 223,314 shares of preferred stock of MortgageIT, who either did not submit a vote in connection with the reorganization or who did not certify that they were accredited investors pursuant to applicable securities laws, exchanged their shares for cash payments totaling $2,179,843.

NOTE 9-CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY

On August 4, 2004 holders of MortgageIT Convertible Redeemable Preferred Stock exchanged their shares for shares of common stock of Holdings or cash (See Note 8). Prior to the exchange, MortgageIT was authorized to issue 22,000,000 shares of convertible preferred stock, par value $.01 per share, of which 6,250,000 had been designated and issued as Series A Convertible Preferred Stock, 7,000,000 had been designated and 4,401,170 issued as Series B Convertible Preferred Stock, and 6,500,000 had been designated and 4,431,803 issued as Series C Convertible Preferred Stock. MortgageIT's Board of Directors was authorized to fix the rights and preferences of the 2,250,000 shares of undesignated preferred stock as necessary without further stockholder approval.

The Series A Convertible Redeemable Preferred Stock was held by private investors and was convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $1.00 per share, subject to adjustment. The holders of the Series A Convertible Preferred Stock had voting rights equal to the number of shares of Class A Common Stock into which the Series A shares were convertible. Annual dividends on each share were cumulative and payable quarterly at the discretion of the Company's Board of Directors at the rate of 8% per annum on the liquidation value of $1.00 per share. No dividend could be declared or paid with respect to the Series A Convertible Preferred Stock until all accrued and unpaid dividends on the Series B and Series C Preferred Stock for all prior dividend periods had been paid in full. No dividends were declared during 2003 or 2002. Cumulative undeclared and unpaid dividends on the Series A Convertible Preferred Stock totaled approximately $3,179,000 and $2,753,000 at July 31, 2004 and December 31, 2003, respectively, and were included in Series A Convertible Redeemable Preferred Stock on the balance sheets.

The Series B Convertible Redeemable Preferred Stock was held by private investors and was convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $5.6821 per share. This price reflected adjustments for the dilutive effect of the issuance of Series C Convertible Preferred stock during 2001. The holders of the Series B Convertible Preferred Stock had voting rights equal to the number of shares of Class A Common Stock into which the Series B shares were convertible. Annual dividends on each share were cumulative and payable quarterly at the discretion of the Company's Board of Directors at the greater of 10% of the liquidation value of $6.4151 per share, compounded quarterly, or the amount of dividends paid on each share of Class A Common Stock. Cumulative undeclared and unpaid dividends on the Series B Convertible Preferred Stock totaled approximately $14,562,000 and $12,165,000 at July 31, 2004 and December 31, 2003, respectively, and were included in Series B Convertible Redeemable Preferred Stock on the balance sheets.

The Series C Convertible Preferred Stock was held by private investors and was convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $2.4246 per share. The holders of the Series C Convertible Preferred Stock had voting rights equal to the number of shares of Class A Common Stock into which the Series C shares were convertible. Annual dividends on each share were cumulative and payable quarterly at the discretion of the Company's Board of Directors at the greater of 10% of the original issue price of the Series C Convertible Preferred stock of $2.4246 per share, compounded quarterly, or the amount of dividends paid on each share of Common Stock. Cumulative undeclared and unpaid dividends on the Series C Convertible Preferred Stock totaled approximately $3,923,000 and $3,101,000 at July 31, 2004 and December 31, 2003, respectively, and were included in Series C Convertible Redeemable Preferred Stock on the balance sheets.

Restricted Stock - 1999 Equity Incentive Stock Compensation Plan

MortgageIT had reserved 116,000 shares of Class B Common Stock to issue to certain employees pursuant to its 1999 Equity Incentive Stock Compensation Plan ("1999 Plan"). In 2003, the Company terminated the 1999 Plan and made no further awards under it. In August 2004, as a result of the reorganization of MortgageIT and Holdings' initial public offering, all 59,000 shares of Class B Common Stock issued and outstanding under the 1999 Plan were exchanged for shares of Holdings common stock.

In addition, in August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (See below in this Note 9).

Stock Options - 2001 Stock Option Plan

In 2001, MortgageIT established the 2001 Stock Option Plan ("2001 Plan"). The 2001 Plan provided for the granting of stock options to employees, directors and consultants of MortgageIT to purchase up to 776,000 shares of Class B Common Stock. The exercise price of the options was not to be less than the fair market value on the date of grant with a maximum term of ten years, or in the case of 10% stockholders, at 110% of the fair market value on the date of grant with a maximum term of five years. MortgageIT awarded options to purchase 241,000 shares during 2004 and 256,000 shares for the year ended December 31, 2003, all of which had a ten-year life and vested at the rate of one-third each year on the first three anniversaries of the respective grant date. The 2001 Plan terminated in August 2004.

In August 2004, options to purchase 45,000 shares of common stock were exercised at an exercise price of $4.96 per share. Proceeds to MortgageIT approximated $224,000. As a result of the reorganization of MortgageIT and Holdings' initial public offering, options to purchase 56,000 shares of common stock were exchanged for approximately $390,000 and options to purchase 535,000 shares were cancelled.

2004 Long-Term Incentive Plan

In August 2004, Holdings adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (the "2004 Plan"). A total of 1,725,000 shares of common stock have been reserved for issuance under the 2004 Plan, which terminates in 2014. The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. In connection with the initial public offering, Holdings granted options to purchase 1,062,775 shares of common stock at an exercise price of $12.00 per share and an aggregate of 216,577 shares of restricted stock. The options and restricted stock will vest over a three-year period.

NOTE 10-EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (in thousands, except per share data):

	(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(2,631)	$6,024	$755	$15,825
Dividends on convertible redeemable preferred stock:
Series A	63	175	426	508
Series B	358	969	2,397	2,806
Series C	123	332	822	962
Accretion of discount on preferred stock	43	128	302	382
Total dividends on preferred stock	587	1,604	3,947	4,658
Net income (loss) attributable to common stockholders	$(3,218)	$4,420	$(3,192)	$11,167

Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(3,218)	$4,420	$(3,192)	$11,167
Weighted average common stock outstanding for basic earnings per share(1)	13,451	517	4,861	517
Basic earnings (loss) per share	$(0.24)	$8.55	$(0.66)	$21.60

Diluted earnings per share:
Net income (loss) attributable to common stockholders	$(3,218)	$4,420	$(3,192)	$11,167

Add preferred stock dividends	—	1,604	—	4,658
Net income (loss) for diluted earnings per share	$(3,218)	$6,024	$(3,192)	$15,825
Common stock outstanding for basic earnings per share computation	13,451	517	4,861	517
Assumed conversion of dilutive:
Convertible preferred stock	—	4,069	—	3,986
Stock options	—	59	—	59
Weighted average common stock outstanding for diluted earnings per share(1)	13,451	4,645	4,861	4,562
Diluted earnings (loss) per share	$(0.24)	$1.30	$(0.66)	$3.47

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT.

Options and warrants aggregating approximately 535,000, 661,000, 420,000 and 420,000 were excluded from the computation for the three and nine months ended September 30, 2004 and 2003, respectively, as their effect would have been anti-dilutive. Potentially dilutive shares amounting to approximately 5.8 million relating to the conversion of Series A, Series B and Series C Preferred Stock, restricted stock and options were excluded from the computation for the three and nine months ended September 30, 2004, as their effect would have been anti-dilutive.

NOTE 11-STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

	(unaudited)
	Nine months ended September 30,
	2004	2003
Cash paid for:
Interest	$8,462	$8,833
Income taxes	6,006	1,848

NOTE 12-SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, brokering and secondary marketing. Following is a summary of the Company's segment operating results for the three and nine months ended September 30, 2004 and 2003 (in thousands).

Three months ended September 30, 2004

	Mortgage Banking Operations	Mortgage Investment Operations (1)	Eliminations	Total
Gain on sale of mortgage loans	$18,954	$—	$(4,685)	$14,269
Brokerage revenues	8,955	—	—	8,955
Interest income	11,128	4,676	—	15,804
Interest expense	(4,848)	(2,077)	—	6,925
Net interest income	6,280	2,599	—	8,879
Other	248	—	—	248
Total revenues	34,437	2,599	(4,685)	32,351
Operating expenses	34,361	973	(496)	34,838
Income (loss) before income tax	76	1,626	(4,189)	(2,487)
Income taxes	144	—	—	144
Net income (loss)	$(68)	$1,626	$(4,189)	$(2,631)
Segment assets	$676,639	$1,037,603	$(10,196)	$1,704,046

(1)	Commenced operations on August 4, 2004.

Three months ended September 30, 2003

Total (1)
Gain on sale of mortgage loans	$23,552
Brokerage revenues	18,013
Interest income	6,793
Interest expense	(3,484)
Net interest income	3,309
Other	39
Total revenues	44,913
Operating expenses	36,873

Income before income tax	8,040
Income taxes	2,016
Net income	$6,024
December 31, 2003
Segment assets	$379,980

(1)	Consists of Mortgage Banking Operations only during 2003.

Nine Months Ended September 30, 2004

	Mortgage Banking Operations	Mortgage Investment Operations (1)	Eliminations	Total
Gain on sale of mortgage loans	$56,626	$—	$(4,685)	$51,941
Brokerage revenues	29,543	—	—	29,543
Interest income	22,721	4,676	—	27,397
Interest expense	(9,833)	(2,077)	—	(11,910)
Net interest income	12,888	2,599	—	15,487
Other	265	—	—	265
Total revenues	99,322	2,599	(4,685)	97,236
Operating expenses	93,601	973	(496)	94,078
Income before income tax	5,721	1,626	(4,189)	3,158
Income taxes	2,403	—	—	2,403
Net income	$3,318	$1,626	$(4,189)	$755
Segment assets	$676,639	$1,037,603	$(10,196)	$1,704,046

(1)	Commenced operations on August 4, 2004.

Nine Months Ended September 30, 2003

Total (1)
Gain on sale of mortgage loans	$65,810
Brokerage revenues	48,818
Interest income	18,865
Interest expense	(10,693)
Net interest income	8,172
Other	960
Total revenues	123,760
Operating expenses	103,134
Income before income tax	20,626
Income taxes	4,801
Net income	$15,825
December 31, 2003
Segment assets	$379,980

(1)	Consists of Mortgage Banking Operations only during 2003.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and notes thereto contained in Part I., Item 1. of this report on Form 10-Q.

GENERAL

The Company's business strategy is to self-originate prime ARM Loans to hold in our investment portfolio, fund them using equity capital and borrowed funds, and generate earnings from the spread between the yield on our assets and our cost of borrowings. Our investment strategy is designed to mitigate credit risk and interest rate risk. Our mortgage loan investment portfolio consists primarily of prime ARM Loans that collateralize multi-class pass-through securities that we issue in securitization transactions, certain subordinate pass-through securities that we retain, and "A" or prime quality ARM Loans that we intend to securitize.

We conduct our mortgage banking operations through a taxable REIT subsidiary, MortgageIT (the "TRS"). The TRS is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States. MortgageIT originates single-family mortgage loans of all types, with a particular focus on prime ARM and fixed-rate, first lien residential mortgage loans. Historically, MortgageIT has sold all of the loans it originates through both its retail and wholesale operations to third party investors.

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of our common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business is to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime ARM and Hybrid ARM loans, which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists of loans originated by the retail and wholesale operations of the TRS. As of September 30, 2004, we had transferred to our investment portfolio approximately $941 million of single-family residential prime ARM and Hybrid ARM loans originated by MortgageIT.

The loans that we retain in our portfolio are serviced through a subservicing arrangement. Generally, we expect to continue to sell the fixed rate loans originated by MortgageIT to third parties as well as any ARM or hybrid ARM loans that do not meet our investment criteria or portfolio requirements.

Mortgage Investment Operations

The Company's mortgage investment operations generate net interest income from its investment loan portfolio. Our business strategy is to manage an investment portfolio consisting of high-quality securitized prime ARM and Hybrid ARM loans collateralized by single family residential properties. For purposes of maintaining liquidity for borrowings or as collateral, we may also invest in U.S. Treasury securities and debentures and discount notes guaranteed by two government-sponsored corporations, "Fannie Mae" and "Freddie Mac."

It is our general policy to originate 100% of the ARM Loans we hold in our investment portfolio. However, we may invest in mortgage-backed securities guaranteed by an agency of the U.S. federal government ("Ginnie Mae") or by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC").

We select loans for inclusion in our investment portfolio based on a variety of credit risk factors. Our Portfolio Management Committee has established specific loan investment guidelines including minimum FICO scores, maximum loan-to-value ratios, maximum loans size and other applicable credit quality criteria. We invest at least 85% of assets in high quality ARM Loans and short-term investments including:

•	FNMA and FHLMC mortgage securities;

•	ARM securities rated within one of the two highest rating categories by at least one of the nationally recognized statistical ratings agencies (Moody's Investors Service ("Moody's"); Standard & Poor's, a division of The McGraw-Hill Companies, Inc. ("S&P"); or Fitch Ratings ("Fitch"));

•	securities and loans that are unrated but that we determine to be of comparable quality to comparable high-quality mortgage securities;

•	cash and cash equivalents, including short-term investments in U.S. Treasury and agency non-mortgage securities;

•	the portion of ARM or Hybrid ARM loans that have been deposited into a trust and have received a credit rating of AA or better from at least one rating agency.

The remainder of our loan portfolio will collateralize securities rated at least between A and BBB (on the S&P scale) or securities or loans that are unrated but are comparable to at least "A" credit quality. The portfolio also may retain certain classes of our mortgage-backed securities that are below investment grade (below BBB). Interests in non-investment grade assets will comprise no more than 25% of stockholders' equity on an historical cost basis.

At September 30, 2004, we held total assets of $1.70 billion, of which $1.56 billion consisted of loans held for sale and ARM Loans held to maturity. That compares to $380.0 million in total assets at December 31, 2003, of which $322.0 million consisted exclusively of loans held for sale. At September 30, 2004, over 85% of the assets we held, including cash and cash equivalents, were high quality ARM Loans and short-term investments. Thus, we met our investment policy minimum requirement of investing at least 85% of our total assets in high quality ARM assets and cash and cash equivalents.

Mortgage Banking Operations

The TRS generates revenue through the origination, sale and brokering of mortgage loans sourced through its loan production channels. This revenue primarily consists of gain on sale of mortgage loans, loan brokerage revenues and net interest income. Gain on sale of mortgage loans consists of the gain on the sale of mortgage loans, which are sold to investors generally within 30 to 45 days of funding. This gain is recognized based on the difference between the net sales proceeds and the carrying value of the mortgage loans sold and is recognized at the time of sale. The carrying value of the mortgage loans sold includes direct loan-related origination costs and fees. Brokerage revenue consists of fees and commissions earned by brokering mortgage loans to third party lenders. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale.

All of the loans originated at the TRS are either transferred to our investment loan portfolio, or sold or brokered to third party investors. Our mortgage banking operations consist primarily of the following activities:

•	retail prime production operations, including both brokered loans and funded loans held for sale, that are originated through MortgageIT's network of retail branch offices, through its wholly owned subsidiary, IPI Skyscraper Mortgage Corporation, and through its Internet origination channel;

•	wholesale production operations, including loans originated through retail loan brokers and correspondents that are not MortgageIT employees and funded by MortgageIT through its MIT Lending Division;

•	subprime production operations, including both retail loans originated through MortgageIT's retail subprime department, and wholesale loans originated through MortgageIT's New Beginnings Lending Division;

•	secondary loan marketing operations; and

•	mortgage loan title, settlement and other mortgage related services through MortgageIT's subsidiary, Home Closer LLC.

All of the Company's subprime loan production is sold to third party investors.

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the three and nine months ended September 30, 2004, MortgageIT's purchase loan originations represented approximately 60.3% and 48.7%, respectively, of MortgageIT's total residential mortgage loan originations measured by principal balance.

MortgageIT's mortgage banking operations expenses consist primarily of:

•	compensation and employee benefits;

•	mortgage loan processing expenses;

•	general and administrative expenses;

•	marketing, loan acquisitions and business development; and

•	rent expense, professional fees, and depreciation expense.

A substantial portion of MortgageIT's expenses are variable in nature. Loan origination commissions are paid only upon the origination of the mortgage loan, making them 100% variable. Salaries, benefits and other related payroll costs may fluctuate based upon management's assessment of current and predicted future levels of mortgage loan origination volume.

Organization

We are organized and conduct our operations to qualify, and will elect to be taxed, as a REIT for federal income tax purposes, commencing with our short taxable year beginning on July 30, 2004 and ending December 31, 2004. MortgageIT and its subsidiaries will, together with us, elect for MortgageIT and its subsidiaries to be treated as taxable REIT subsidiaries. We are currently exploring forming a new subsidiary, which would originate ARM and Hybrid ARM loans for retention in our portfolio and would be treated as a "qualified REIT subsidiary" for federal income tax purposes. A "qualified REIT subsidiary" is not subject to the same types of limitations nor is it a fully taxable corporation as MortgageIT is as a "taxable REIT subsidiary." Consequently, the utilization of a "qualified REIT subsidiary" in order to originate ARM and Hybrid ARM loans for retention in our portfolio would result in certain tax savings for us on a consolidated basis.

Information Regarding MortgageIT's Historical, and Changes to Our, Accounting Policies and Financial Statements

As a result of the reorganization of MortgageIT and our initial public offering, combined with our REIT election, we have adopted new accounting policies and made significant changes to our consolidated financial statements as compared to MortgageIT's historical accounting policies and consolidated financial statements. The primary change to our consolidated financial statements results from the inclusion of loans held to maturity and, to a lesser extent, mortgage-backed and other securities held to maturity. MortgageIT has historically generated revenues consisting primarily of gain on sale of mortgage loans, loan brokerage revenues and, to a lesser extent, interest income (consisting of interest earned during the short duration (30 to 60 days) that the loans are held for sale). However, going forward, a substantial portion of our consolidated revenues consist of interest income since our primary business strategy is now focused on retaining loans in our investment portfolio. MortgageIT's mortgage banking operations, as described above, will continue to generate gains on sale of mortgage loans and loan brokerage revenues, but such revenues will comprise a smaller percentage of our total revenues. Because we now hold loans to maturity in our investment loan portfolio, we now incur incremental operating expenses related to these activities. These expenses primarily consist of compensation expense relating to portfolio management and outsourced servicing expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial condition and results of operations includes amounts reported in MortgageIT's historical consolidated financial statements included in Part I., Item 1, of this report on Form 10-Q. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or ("GAAP"), many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. In accordance with recent SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of the Company's financial results and condition and require complex management judgment have been described below. We will continue to apply these accounting policies except where otherwise noted in this section.

General

As a result of the changes in our business operations since the completion of our initial public offering on August 4, 2004, we believe it is important to describe the primary differences that investors will see in our current consolidated financial statements compared to our historical financial statements.

We retain in our portfolio certain ARM and Hybrid ARM loans that MortgageIT originates and that meet our investment criteria and portfolio requirements. Consistent with the Internal Revenue Code's REIT requirements, we purchase loans from MortgageIT at market value. MortgageIT determines market value by using publicly available pricing information for comparable loan products from independent third party investors. MortgageIT has not historically serviced loans, except for a limited period of time between origination and sale. We service the loans in our investment portfolio through a subservicer. Servicing primarily consists of collecting monthly payments from mortgage borrowers.

Portfolio ARM Loans are recorded net of unamortized direct loan origination costs and fees which are deferred and amortized over the estimated life of the loans using the level yield method. The estimated life of the loans will reflect our estimated rate of future mortgage loan prepayments.

Interest is recognized as revenue when earned. The accrual of interest on loans is discontinued when, in management's opinion, the interest is not collectible in the normal course of business. In no case, however, is interest accrued on a loan that has become 90 days delinquent.

MortgageIT's historical operations had an insignificant amount of loan losses due to default or non-performance on the loans primarily because mortgage loans were sold soon after being originated. Because we now hold loans to maturity, we record an allowance for loan losses reflecting our estimate of future loan default losses. Our portfolio of ARM loans held to maturity is collectively evaluated for impairment, as the loans are homogeneous in nature. The allowance is based upon management's assessment of the various risk factors affecting our investment loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing loss provisions charged to operating income and are reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimates required and the potential for imprecision. This is a key accounting policy and our management has created methodologies to assist in the periodic and reasonable calculation of the allowance.

Portfolio ARM Loans

The Company's ARM loan investment portfolio is comprised of ARM loans collateralizing debt obligations and ARM loans held for securitization. All of the Company's Portfolio ARM Loans are either traditional ARM Loans, meaning they have interest rates that reprice in one year or less ("Traditional ARMs" or "Traditional ARM loans"), or Hybrid ARM Loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity ("Hybrid ARMs" or "Hybrid ARM loans").

ARM loans held to maturity, which include ARM loans collateralizing debt obligations and ARM loans held for securitization, are designated as such because the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, net of unamortized loan origination costs and fees and the allowance for loan losses.

ARM loans collateralizing debt obligations are loans the Company has securitized into rated classes with the lower rated classes providing credit support for higher rated certificates issued to third party investors or retained by us in structured financing arrangements.

ARM loans held for securitization are loans the Company has originated and are intended to be securitized and retained by the Company.

The Company does not sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by creating highly liquid securitized assets that can be readily financed in the capital markets.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of the adjusted cost or market value. Adjusted cost is the principal amount outstanding net of deferred direct origination costs and fees. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market value during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Determining market value requires management judgment in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Loan Securitizations

The Company will regularly securitize mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. We generally retain interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies, after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not we have retained control over the transferred assets. We service, through a subservicer, loans that MortgageIT originates for retention in our portfolio.

ARM loan securitizations comply with the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Depending on the structure of the securitization, it is treated as a sale or secured financing for financial statement purposes. Our securitizations are generally treated as secured financings under SFAS No. 140. The Company's strategy of retaining ownership of certain mortgage loans held to maturity and included in its securitization pools reduces the number of loans MortgageIT sells to third party investors and, therefore, total gains on sales of mortgage loans for financial accounting purposes may be lower than MortgageIT has historically recognized.

Revenue Recognition for Portfolio ARM Loans

Interest income is accrued based on the outstanding principal amount and contractual terms of the loans. Estimating prepayments and estimating the remaining lives of the loans requires management judgment, which involves consideration of possible future interest environments. The actual lives could be more or less than the amount estimated by management. Direct loan origination fees and costs are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

Revenue Recognition for Mortgage Loans Held for Sale

Gains on sale of loans represent the difference between the net sales proceeds and the carrying values of the mortgage loans sold, and are recognized at the time of sale. Direct loan origination costs and fees are initially recorded as an adjustment of the cost of the loans held for sale and are recognized in earnings when the loans are sold.

Brokerage fees represent revenues earned for the brokering of mortgage loans to third party lenders and are earned and recognized at the time the loan is closed by the third party lender. Revenues are comprised primarily of application fees from borrowers and brokerage fees paid to the Company by third party lenders.

Interest income is accrued as earned. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale. Interest on loans is computed based on the contractual loan rate.

Loan Loss Reserves

The Company maintains an allowance for loan losses based on management's estimate of credit losses inherent in our Portfolio ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our investment loan portfolio.

Derivative Financial Investments and Hedging Activities

The Company utilizes derivatives to manage interest rate risk exposure. In accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," all derivative instruments are recorded at fair value. The derivatives used in conjunction with interest rate risk management activities generally qualify for hedge accounting under SFAS No. 133. To qualify for hedge accounting under SFAS No. 133, the Company must demonstrate, on an ongoing basis, that its interest rate risk management activity is highly effective. The Company determines the effectiveness of its interest rate risk management activities using standard statistical measures. If the Company is unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings.

Risk Management of Portfolio ARM Loans

The Company enters into Eurodollar Futures Transactions and Cap Agreements in order to manage the interest rate exposure associated with the financing for Portfolio ARM Loans. The Company generally borrows money based on short-term interest rates. The Company's Hybrid ARM loans have an initial fixed interest rate period up to a maximum of five years. As a result, the Company's borrowings reprice to a new rate on a more frequent basis than do the Company's Hybrid ARM loans. Eurodollar Futures Transactions have the effect, when used as a cash flow hedge, of fixing the interest rate on the Company's forecasted LIBOR-based liabilities in the event that LIBOR-based funding costs rise.

The Company enters into Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the LIBOR-based interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate expense on a portion of the Company's borrowings above a level specified by the Cap Agreement. The purchase price of these Cap Agreements is expensed over the life of the Cap Agreements and the expense generally increases as the Cap Agreements approach maturity. Therefore, the expense in future periods is expected to be greater than that experienced currently.

The Company designates as cash flow hedges its Hybrid Hedging Instruments used to manage interest rate exposure when financing its Hybrid ARM loans. All unrealized gains and losses on the effective portion of Hybrid Hedging Instruments are recorded in other comprehensive income and are reclassified to interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements or its collateralized debt obligations, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in other comprehensive income would be reclassified to interest expense. The carrying value of these Hybrid Hedging Instruments is included in hedging instruments on the accompanying balance sheets.

Risk Management of MortgageIT's Loan Pipeline

In connection with its mortgage loan origination activities, MortgageIT issues interest rate lock commitments ("IRLCs") to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms, subject to credit approval, for a specified period while the application is in process, typically between 15 and 30 days. MortgageIT's risk management objective is to protect earnings from an unexpected change in the fair value of IRLCs. MortgageIT's strategy is to utilize forward delivery contracts as economic hedging derivatives to protect the value of its IRLCs. Both the forward delivery contracts and the above-described IRLCs are derivative instruments as defined by SFAS No. 133 and, therefore, are required to be recorded at fair value with changes in fair value reflected in current period earnings. MortgageIT estimates the fair value of an IRLC based on an estimate of the ultimate gain on sale of the underlying mortgage loan net of the estimated cost to originate the loan, and given the probability that the loan will fund within the terms of the IRLC. After issuance, the value of an IRLC can change and be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the underlying loan will fund is driven by a number of factors, in particular, the change, if any, in mortgage rates after the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applicant, age of the applicant, purpose for the loan (purchase or refinance) and the application approval rate. MortgageIT utilizes funding ratio estimates using its historical empirical data that take into account these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall.

Risk Management of MortgageIT's Loans Held for Sale

MortgageIT's risk management procedures also seek to protect earnings from an unexpected change in the fair value of mortgage loans held for sale. MortgageIT's strategy is to utilize forward delivery contracts as fair value hedging derivatives to protect the value of mortgage loans held for sale. At inception of the hedge, MortgageIT formally documents the relationship between these derivatives and the mortgage loans held for sale, as well as its objective and strategy for undertaking the hedge transactions. The amount of the derivatives associated with mortgage loans held for sale is designed to substantially eliminate interest rate and price risk to MortgageIT. MortgageIT classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded into current period earnings. When the hedges are deemed to be highly effective, the carrying value of the hedged mortgage loans held for sale is also adjusted for changes in fair value during the hedge period.

Termination of Hedging Relationships

The Company employs a number of risk management monitoring procedures that are designed to ensure that its hedging arrangements are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, the Company may elect, pursuant to SFAS No. 133, to re-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge relationship. If hedge accounting is discontinued, the affected loans are carried at the lower of cost or market, and the corresponding derivative instruments continue to be carried at fair value with changes in their value recorded to current period earnings.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the Company no longer amortizes goodwill, but instead tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS No. 142, The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expense associated with business acquisitions. These cash flows are discounted using an appropriate interest rate that is consistent with management's required return on invested capital. At September 30, 2004, there was no impairment of goodwill.

Managing Interest Rate Risk

We may hedge the aggregate risk of interest rate fluctuations with respect to certain cash flows of our variable interest rate borrowings. Some or all of the following hedging instruments may be used for hedging interest rate risk: interest rate swaps, Eurodollar futures or options contracts; interest rate caps; and other instruments that may be determined to be advantageous and are permitted under the hedging policy that was adopted by our board of directors and is described in Part I., Item 3., "Quantitative and Qualitative Disclosures About Market Risk—Risk Management."

To qualify for cash flow hedge accounting the hedge instruments must meet certain criteria, including:

•	the items to be hedged must be exposed to interest rate risk; and

•	the derivative instruments must be highly effective in reducing our exposure to interest rate risk.

Correlation and effectiveness of these hedging instruments are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the hedge instruments.

For derivative instruments that are designated and qualify as a cash flow hedge (meaning hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the hedge gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge gain or loss, if any, will be reclassified into earnings during the period of change. With respect to hedging instruments that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, these instruments will be recognized as current income or loss.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We expect to minimize this risk by using multiple counterparties and limiting our counterparties to major financial institutions with good credit ratings, and in some cases, we will have rights to collateral posted by a derivative counterparty. In addition, we plan to regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties.

REIT COMPLIANCE

We intend to qualify, and will elect to be taxed, as a REIT for federal income tax purposes, and to make an election to treat MortgageIT and its corporate subsidiaries as taxable REIT subsidiaries. In order to meet certain of the requirements for us to qualify as a REIT, we intend to continue to conduct all of our loan sales and loan brokerage activities, as well as certain origination functions, through MortgageIT and its subsidiaries.

MORTGAGEIT HOLDING'S RESULTS OF OPERATIONS

The following table sets forth MortgageIT Holdings' financial data as a percentage of total revenues for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Gains on sale of mortgage loans	44.1%	52.4%	53.4%	53.2%
Brokerage revenues	27.7%	40.1%	30.4%	39.4%
Net interest income	27.4%	7.4%	15.9%	6.6%
Other	0.8%	0.1%	0.3%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	63.4%	48.1%	58.7%	48.4%
Processing expenses	22.1%	17.9%	17.4%	17.8%
General and administrative expenses	8.7%	5.0%	7.8%	5.8%
Marketing, loan acquisition and business development	2.8%	3.6%	3.2%	4.1%
Rent	6.2%	3.9%	5.8%	3.9%
Professional fees	2.4%	2.2%	1.9%	1.9%
Depreciation and amortization	2.1%	1.4%	2.0%	1.4%
Total operating expenses	107.7%	82.1%	96.8%	83.3%
Income (loss) before income taxes	(7.7)%	17.9%	3.2%	16.7%
Income taxes	0.4%	4.5%	2.4%	3.9%
Net income (loss)	(8.1)%	13.4%	0.8%	12.8%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net Income

Net income decreased approximately 143.7% to a net loss of $2.6 million for the quarter ended September 30, 2004 from net income of $6.0 million for the quarter ended September 30, 2003. The decrease in net income was primarily the result of a decrease in loan sales volume to third party investors, an after-tax hedging loss of $2.1 million and lower margins, partially offset by lower expenses. At September 30, 2004, the TRS was holding approximately $192.1 million of funded loans in inventory for transfer and subsequent securitization at the REIT. During the three months ended September 30, 2004, MortgageIT originated $3.1 billion of loans, as compared to $3.4 billion of loan originations during the three months ended September 30, 2003. The decrease in loan originations reflected a 49.6% decline in refinance activity, partially offset by an 87.9% increase in the volume of purchase mortgage loans.

Revenues

Gain on sale of mortgage loans.    Gain on sales of mortgage loans decreased approximately 39.4% to $14.3 million for the quarter ended September 30, 2004 from $23.6 million for the comparable period in 2003. The decrease was primarily due to decreased loan sales volume resulting from the overall decline in industry volume, the accumulation of loans in anticipation of subsequent transfer and securitization by the REIT, and decreased loan sales margins. The Company does not sell and recognize gain on sale for the loans that are funded and held for subsequent transfer and securitization by the REIT.

Brokerage revenue.    Brokerage revenue decreased approximately 50.3% to $9.0 million for the quarter ended September 30, 2004 from $18.0 million for the comparable period in 2003. The decline is attributable to a decrease in the volume of loans brokered to third party financial institutions, due to a reduction in refinance activity as well as a greater emphasis on banking retail originations as opposed to brokering such originations to third party financial institutions.

Net interest income.    Net interest income increased approximately 168.3% to $8.9 million for the quarter ended September 30, 2004 from $3.3 million for the comparable period in 2003. The increase is primarily attributable to an increase in Portfolio ARM Loans and greater net interest spreads on Portfolio ARM Loans and mortgage loans held for sale. The following table presents the average balance for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table

(Dollars in thousands)

	For the three months ended September 30,
	2004			2003
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio ARM loans	$519,928	5.31%	$6,864	$—	—	$—
Mortgage loans held for sale	549,846	6.24	8,530	501,131	5.41%	6,759
Cash and cash equivalents	96,376	1.71	410	19,044	0.73	34
	1,166,150	5.45	15,804	520,175	5.25	6,793
Interest-bearing liabilities(1):
Warehouse lines payable	879,895	2.99	6,541	476,392	2.79	3,310
Note payable and other debt	15,000	10.11	384	6,996	10.00	174
	894,895	3.11	6,925	483,388	2.90	3,484
Net interest-earning assets and spread	$271,255	2.34%	$8,879	$36,787	2.35%	$3,309
Net interest margin (2)		3.05%			2.55%

(1)	Does not include collateralized debt obligations of $749,900, issued on September 30, 2004, which did not have a meaningful impact on interest expense for the period.

(2)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses decreased approximately 5.1% to $20.5 million for the quarter ended September 30, 2004 from $21.6 million for the comparable period in 2003. The decrease was due to lower commissions paid as a result of declining loan brokerage volume, partially offset by staff additions resulting from the addition of eight branches and the establishment of the Company's REIT operations, which necessitated the hiring of additional personnel.

Processing expenses.    Mortgage loan processing expenses decreased approximately 10.9% to $7.2 million for the quarter ended September 30, 2004 from $8.0 million in the comparable period in 2003. The decrease was due to the overall decline in loan production during the quarter ended September 30, 2004.

General and administrative expenses.    General and administrative expenses increased approximately 24.7% to $2.8 million for the quarter ended September 30, 2004 from $2.3 million for the comparable period in 2003. The increase was primarily due to the reversal of an accrual in the quarter ended September 30, 2003 for a potential liability that was satisfactorily resolved with no liability to the Company.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses decreased approximately 44.8% to $902,000 for the quarter ended

September 30, 2004 from $1.6 million for the comparable period in 2003. The decrease was due to the reduction in retail loan volume combined with a decline in the use of Internet leads by retail loan officers.

Rent expense.    Rent expense increased approximately 14.1% to $2.0 million for the quarter ended September 30, 2004 from $1.7 million for the comparable period in 2003. The increase was primarily due to the addition of eight branch locations in 2004.

Professional fees.    Professional fees decreased approximately 18.6% to $792,000 for the quarter ended September 30, 2004 from $1.0 million for the comparable period in 2003. The decrease was primarily due to lower legal fees as compared to the comparable period in 2003.

Depreciation and amortization.    Depreciation and amortization increased approximately 10.5% to $621,000 for the quarter ended September 30, 2004 from $686,000 for the comparable period in 2003. The increase was primarily due to generally increased capital expenditures as well as the addition of eight branch locations in 2004.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net income

Net income decreased approximately 95.2% to $755,000 for the nine months ended September 30, 2004 from $15.8 million for the nine months ended September 30, 2003. The decrease in net income in 2004 was primarily the result of an 11.0% decrease in loan production as well as more than $1.1 billion of loans that MortgageIT did not sell to third parties as of September 30, 2004 because those loans were securitized by or being held for securitization at the REIT. Total revenues decreased approximately 21.4% with a corresponding 8.8% decrease in total expenses during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

Revenues

Gains on sales of mortgage loans.    Gain on sales of mortgage loans decreased approximately 21.1% to $51.9 million for the nine months ended September 30, 2004 from $65.8 million for the nine months ended September 30, 2003. The decrease was primarily due to decreased loan sales volume resulting from the overall decline in industry volume, the accumulation and retention of loans in anticipation of subsequent transfer and securitization by the REIT, and decreased loan sales margins. The Company does not sell and recognize gain on sale for the loans that are funded and held for subsequent transfer and securitization by the REIT.

Brokerage Revenue.    Brokerage revenue decreased approximately 39.5% to $29.5 million for the nine months ended September 30, 2004 from $48.8 million for the nine months ended September 30, 2003. The decrease was attributable to a 43.2% decrease in the volume of loans brokered due to the general industry decline in loan production during the nine months ended September 30, 2004.

Net interest income.    Net interest income increased approximately 89.5% to $15.5 million for the nine months ended September 30, 2004 from $8.2 million for the nine months ended September 30, 2003. The increase is primarily attributable to an increase in Portfolio ARM Loans, and greater net interest spreads on Portfolio ARM Loans and mortgage loans held for sale. The following table presents the average balance for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the nine months ended September 30,
	2004			2003
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio ARM loans	$172,677	5.31%	$6,864	$—	—%	$—
Mortgage loans held for sale	464,577	5.77	20,052	452,050	5.54	18,800
Cash and cash equivalents	39,368	1.63	481	4,617	1.88	65
	676,622	5.41	27,397	456,667	5.52	18,865
Interest-bearing liabilities(1):
Warehouse lines payable	504,382	2.95	11,139	441,333	2.97	9,987
Note payable and other debt	10,000	10.13	771	9,281	10.00	706
	514,382	3.09	11,910	450,614	3.17	10,693
Net interest-earning assets and spread	$162,240	2.32%	$15,487	$6,053	2.35	$8,172
Net interest margin (2)		3.05%			2.39%

(1)	Does not include collateralized debt obligations of $749,900 issued on September 30, 2004 which did not have a meaningful impact on interest expense for the period.

(2)	Net interest margin on net interest-earning assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses decreased approximately 4.9% to $56.9 million for the nine months ended September 30, 2004 from $59.9 million for the nine months ended September 30, 2003. The decrease was due to decreased commissions paid as a result of declining loan brokerage volume, partially offset by staff additions resulting from the addition of eight branches and the establishment of the Company's REIT operations, which necessitated the hiring of additional personnel.

Processing expenses.    Mortgage loan processing expenses decreased approximately 23.1% to $16.9 million for the nine months ended September 30, 2004, a $5.1 million decrease as compared to the nine months ended September 30, 2003. The decrease was due to an overall decline in the number of loans processed during the quarter ended September 30, 2004.

General and administrative expenses.    General and administrative expenses increased by 6.2% to $7.6 million for the nine months ended September 30, 2004 from $7.2 million for the nine months ended September 30, 2003, primarily as a result of the increase in general and administrative expenses that resulted from the addition of eight new branches during the nine months ended September 30, 2004, MortgageIT's reorganization as a REIT and our initial public offering.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses decreased approximately 37.7% to $3.1 million for the nine months ended September 30, 2004 from $5.0 million for the nine months ended September 30, 2003. The decrease was due to the reduction in retail loan volume and a decline in the use of Internet leads by retail loan officers.

Rent expense.    Rent expense increased approximately 15.9% to $5.7 million for the nine months ended September 30, 2004 from $4.9 million for the nine months ended September 30, 2003. This increase was primarily due to the addition of eight new branch locations during the nine months ended September 30, 2004.

Professional fees.    Professional fees decreased approximately 21.1% to $1.9 million for the nine months ended September 30, 2004 from $2.3 million for the nine months ended September 30, 2003. This decrease was primarily due to increased legal expenses in 2003 attributable to a matter that was favorably resolved.

Depreciation and amortization expenses.    Depreciation and amortization increased 9.5% to $2.0 million for the nine months ended September 30, 2004 from $1.8 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in capital expenditures as a result of the eight branches opened during the year.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and therefore is subject to both federal and state corporate income taxes. Accordingly, the Company records a tax provision based primarily on the taxable income of the TRS, which includes intercompany taxable gains that are eliminated in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. It is our policy to have adequate liquidity available at all times. We believe our existing cash balances, funds available under our credit facilities and cash flows from operations are sufficient to fund our liquidity requirements for at least the next 12 months. We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis.

Liquidity from Mortgage Investment Operations and Securitizations

For our investment operations, our principal sources of liquidity are the issuance of mortgage-backed securities, reverse repurchase agreements, principal and interest payments from retained ARM assets, and net interest earned from securitized loans. We believe there is a reliable and stable market for term financing of investment grade mortgage-backed securities of the type that we issue, and that this type of financing effectively eliminates rollover and margin call risk. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

On September 30, 2004, we completed a securitization transaction in which we securitized ARM loans into a series of pro rata pay, floating-rate securities. The securitization process benefits us by enabling us to issue floating-rate mortgage-backed securities that represent permanent financing and are not subject to margin calls, and by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market.

In this transaction, we issued AAA and AA-rated floating-rate pass-through certificates totaling $752.4 million to third party investors, and retained $56.0 million of subordinated certificates, which provide credit support to the higher-rated certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these mortgage-backed securities we incurred costs of $2.5 million. These costs are being amortized over the expected life of the mortgage-backed securities. The ARM loans collateralizing the mortgage-backed securities are carried at cost, net of deferred origination costs and the allowance for loan losses, and are classified on our balance sheet as ARM loans collateralizing debt obligations, net.

As of September 30, 2004, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $810.7 million. These mortgage-backed securities mature in 2033 and are callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

We also intend to utilize repurchase agreements as a source of financing for our investment portfolio. These arrangements, some of which are currently being negotiated, will vary in size and other characteristics among multiple providers. In particular, repurchase agreements will have terms that will vary with respect to advance rates, interest spreads, size, duration and other characteristics depending on the nature of the underlying collateral in the program. These financing arrangements are short-duration facilities secured by our underlying investment in residential mortgage-backed securities, the value of which may move inversely with changes in interest rates. A decline in the market value of our investments may limit our ability to borrow or result in lenders requiring additional collateral. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses.

ARM Loan Securitization Characteristics

The following table presents various characteristics of our ARM loans held as collateral for collateralized debt obligations as of September 30, 2004. The aggregate unpaid principal balance of the loans included in this table is approximately $811 million.

	Average	High	Low
Original loan balance	290,282	$1,000,000	$38,700
Coupon rate on loans	5.36%	7.00%	3.25%
Gross margin	2.30%	3.00%	1.75%
Original term (months)	360	360	360
Remaining term (months)	360	361	354

Geographic distribution (top 4 states):
California	71.1%
Washington	4.0
Arizona	3.4
Florida	3.3
Other (40 states)	18.2
Occupancy status:
Owner occupied	91.2%
Second home	1.7
Investor	7.1
Documentation type:
Full/Alternative	44.3%
Other	55.7
Loan purpose:
Purchase	64.3%
Cash-out refinance	24.4
Rate & term refinance	11.3
Original loan-to-value:
80.01% and over	3.5%
70.01%-80.00%	71.8
60.01%-70.00%	14.6
50.01%-60.00%	5.6
50.00% or less	4.5
Weighted average original loan-to-value:	74.5%
Property type:
Single family	64.7
Condominium	12.0
PUD	18.5
Other residential	4.8
ARM loan type:
3-year hybrid	42.5
5-year hybrid	54.3
Other	3.2
ARM interest rate caps:
Initial cap:
Under 1.01	3.1%
2.00	5.0
5.00	9.2
6.00	82.7
Periodic cap:
None	2.3%
1.00%	0.8
2.00%	96.9
Percent of interest-only loan balances	79.2%
Weighted average FICO(1) score:	731

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

Liquidity from Mortgage Banking Operations

To originate a mortgage loan, MortgageIT may draw against its short-term warehouse facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain of its other assets including cash deposited in an interest-bearing collateral account. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. These facilities generally require MortgageIT to maintain a minimum tangible net worth. Also, MortgageIT is required to maintain a minimum ratio of indebtedness to tangible net worth and minimum amounts of cash and cash equivalents. As of September 30, 2004, the aggregate maximum amount available for additional borrowings under these warehouse facilities was approximately $712.1 million.

MortgageIT maintains three warehouse facilities that total $1.75 billion with major lenders that are used to fund mortgage loans. These facilities bear interest at LIBOR plus a spread based on the types of loans being funded. The documents governing MortgageIT's warehouse facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require it to maintain a minimum ratio of total liabilities to tangible net worth, minimum levels of tangible net worth, liquidity and stockholders' equity and maximum leverage ratios, as well as to comply with applicable regulatory and investor requirements.

As of September 30, 2004, the first facility, with UBS Real Estate Securities, Inc. ("UBS"), had an uncommitted credit limit of $1.15 billion, which includes a mortgage loan sale conduit facility. As of September 30, 2004 and December 31, 2003, the Company had outstanding on the line $336.4 million and $164.2 million, respectively. This credit facility expires in August 2005.

The second facility, with Residential Funding Corporation ("RFC"), has a committed credit limit of $100 million collateralized by the specific mortgage loans funded. As of September 30, 2004 and December 31, 2003, MortgageIT had outstanding approximately $48.8 million and $56.9 million, respectively, on this facility. This credit facility expires in January 2005.

The third facility, with Merrill Lynch Commercial Finance Corp. ("Merrill Lynch"), has a partially committed credit limit of $500 million collateralized by the specific mortgage loans funded. As of September 30, 2004 and December 31, 2003, the Company had $311.6 million and $79.6 million outstanding on this facility. This credit facility expires in August 2005.

The weighted average effective rate of interest for the periods on borrowings under all warehouse lines of credit was approximately 2.9% at September 30, 2004 and 3.0% at December 31, 2003.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. In addition, two of the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of September 30, 2004, the Company was not in compliance with the net income covenant in the UBS facility. In addition, as of July 31, 2004, MortgageIT was still not in compliance with the leverage ratio covenants contained in certain of its credit facilities. However, we obtained waivers from the lenders with respect to these covenant defaults. As of September 30, 2004, the Company was in compliance with all other covenants and restrictions, including the leverage ratio covenants.

The agreements also contain covenants limiting MortgageIT's ability to:

•	consolidate, merge or enter into similar transactions;

•	transfer or sell assets;

•	create liens on the collateral; or

•	change the nature of its business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

These limits may in turn restrict our ability to pay cash or stock dividends on Holdings' common stock. In addition, under the warehouse facilities, MortgageIT cannot continue to finance a mortgage loan that MortgageIT holds through the warehouse facility if:

•	the loan is rejected as "unsatisfactory for purchase" by the ultimate investor and has exceeded its permissible warehouse period, which varies by facility;

•	MortgageIT fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

•	the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).

In addition to the UBS, Merrill Lynch and RFC warehouse facilities, MortgageIT has entered into a mortgage loan purchase agreement with UBS, which we refer to as a conduit facility. Under this agreement, UBS purchases a loan from MortgageIT, which enables MortgageIT to accelerate sale of the loan. MortgageIT recognizes the gain on sale upon the sale of the loan to UBS. Upon the sale, MortgageIT removes both the loans and the corresponding liability incurred by MortgageIT under the UBS warehouse facility from its balance sheet. A third party subsequently purchases the loan directly from UBS. MortgageIT facilitates the final settlement of the loan sale between UBS and the third party, and receives a performance fee for these services from UBS. MortgageIT accounts for the performance fee as brokerage revenue. The capacity available under the conduit facility is included in the $1.15 billion warehouse facility with UBS, meaning that the overall facility capacity is reduced by the balance of loans outstanding under the warehouse facility plus the amount of loans sold to UBS under the conduit facility. This conduit facility is not a committed facility and may be terminated at the discretion of UBS.

In addition to the UBS, Merrill Lynch and RFC warehouse facilities and the UBS conduit facility, MortgageIT has entered into a $15 million Note Purchase Agreement with Technology Investment Capital Corp. ("TICC"), whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured promissory notes (the "Notes") to TICC. The proceeds from the sale of the Notes provide for the working capital needs of MortgageIT. The Notes bear interest at a rate of 10% per annum, payable quarterly in arrears. The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007.

MortgageIT makes certain representations and warranties, and is subject to various affirmative and negative financial and other covenants, under the terms of both the warehouse credit facilities and certain investor loan sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the investors' underwriting standards and the accuracy of information. In the event of a breach of these representations, warranties or covenants or in the event of an early payment default, these loans may become ineligible collateral for the warehouse credit facilities or may become ineligible for sale to an investor, and MortgageIT may be required to repurchase the loans from the warehouse lender or the investor. MortgageIT has implemented strict procedures to ensure quality control and conformity to underwriting standards and to minimize the risk of being required to repurchase loans. MortgageIT has been required to repurchase loans it has sold from time to time; however, these repurchases have not had a material impact on the results of operations of MortgageIT.

MortgageIT's ability to originate and fund loans has historically depended in large part on its ability to sell the mortgage loans it originates at a premium in the secondary market so that it may generate cash proceeds to repay borrowings under its warehouse facilities. The value of MortgageIT's loans is relevant in determining the overall amount of borrowings that will be available to it under its financing facilities. The value of our loans depends on a number of factors, including:

•	interest rates on our loans compared to market interest rates;

•	the borrower credit risk classification;

•	loan-to-value ratios, loan terms, underwriting and documentation; and

•	general economic conditions.

Cash and Cash Equivalents

The Company's cash and cash equivalents increased to $79.6 million at September 30, 2004 from $22.3 million at December 31, 2003. The Company's primary sources of cash and cash equivalents during the nine months ended September 30, 2004 were as follows:

•	a $163.4 million initial public offering;

•	a $749.9 million securitization transaction;

•	a $396.1 million increase in warehouse lines payable; and

•	a $13.9 million increase in notes payable and other debt.

The Company's primary uses of cash and cash equivalents during the nine months ended September 30, 2004 were as follows:

•	a $1.24 billion increase in Portfolio ARM Loans and mortgage loans held for sale;

•	a $12.2 million purchase of hedge instruments;

•	a $14.2 million increase in accounts receivable; and

•	a $1.1 million repayment of notes payable and other debt.

Payment of Dividends

We intend to make regular quarterly distributions of our income to our stockholders to comply with the various requirements to maintain our REIT status and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to avoid corporate income tax and the nondeductible excise tax. Further, certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to: (1) sell assets under adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

INFLATION

For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on the Company's results of operations. To the extent inflation increases in the future at a rate that is faster than the market currently anticipates, interest rates are also likely rise, which would likely reduce the number of mortgage loans we originate. A reduction in the number of loans we originate resulting from increased inflation would adversely affect our future results of operations. Additionally, to the extent that the investment portfolio earnings are sensitive to rising interest rates, unanticipated increases in inflation may adversely affect our results of operations.

CONTRACTUAL OBLIGATIONS

The Company had the following commitments (excluding derivative financial instruments) at September 30, 2004 (in thousands):

	Payments due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)(2)	$752,416	$3,308	$4,805	$7,990	$736,313
Warehouse lines payable	696,778	696,778	—	—	—
Operating leases (3)	29,763	7,952	11,552	7,949	2,310
Notes payable	15,000	—	15,000	—	—

(1)	Before deduction of debt issuance costs.

(2)	Maturities of our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience pre-payments and/or loan losses.

(3)	Net of subleases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are used for hedging purposes only and are not entered into for trading.

The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of the Company's assets and liabilities at September 30, 2004 and December 31, 2003:

	September 30, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
		(In thousands)
Assets:
Mortgage loans held for sale	$415,375	$423,362	$423,362
Interest rate lock commitments	936,761	(607)	(607)
Forward delivery commitments	675,000	(542)	(542)
Mortgage loans held for sale, net		$422,213	$422,213
ARM loans held for securitization, net	$319,623	$321,086	$322,132
ARM loans collateralizing debt obligations, net	810,682	818,829	824,010
Hedging instruments	1,429,991	11,913	11,913
Liabilities:
Warehouse lines payable	$696,778	$696,778	$696,778
Collateralized debt obligations, net	752,416	749,900	752,416
Hedging instruments	1,503,000	159	159

	December 31, 2003
	Notional Amount	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Mortgage loans held for sale	$323,625	$325,214	$325,214
Interest rate lock commitments	294,307	(1,236)	(1,236)
Forward delivery commitments	504,895	(1,966)	(1,966)
Mortgage loans held for sale, net		$322,012	$322,012
Liabilities:
Warehouse lines payable	$300,699	$300,699	$300,699

INTEREST RATE RISK

Mortgage Investment Operations

Our investment risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially Portfolio ARM Loan prepayments. Interest rate risk may affect our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative effects of changing market rates, asset and liability mix, and prepayment activity.

We are subject to interest rate exposure relating to the Portfolio ARM Loans that we hold. Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM Loans, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM Loans because the weighted average next repricing dates of the borrowings are likely to be shorter time periods than those of the ARM Loans. Second, interest rates on traditional ARM Loans may be capped per adjustment period (commonly referred to as the periodic cap), and our borrowings may not have similar limitations. Third, changes in interest rates on ARM Loans typically lag behind changes in applicable interest rate indices, due to the notice period provided to ARM Loan borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM loans. During a declining interest rate environment, the prepayment of Hybrid ARM loans may accelerate, possibly resulting in a decline in our net return on Hybrid ARM loans, as replacement Hybrid ARM loans may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARM loans may prepay slower than expected, requiring us to finance a higher amount of Hybrid ARM loans than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARM loans.

The rate of prepayment on mortgage loans may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause us to amortize the deferred origination costs and fees for our mortgage loans faster, resulting in a reduced yield on our mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage loans, our earnings would be adversely affected.

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long term and short term interest rates increases. Decreased prepayments would cause us to amortize the deferred origination costs and fees for our ARM Loans over a longer time period, resulting in an increased yield on our mortgage loans. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on our ARM Loan portfolio increase in order to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings over a longer time period, resulting in an increased yield on our mortgage loans.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	September 30, 2004
	Unpaid Principal Balance	Portfolio Mix
	(In thousands)
Traditional ARM Assets:
Index:
Six-month LIBOR	$37,652	3.4%
One-year constant maturity treasury	426	0.0%
	38,078	3.4%
Hybrid ARM Assets:
Index:
3 years or less	486,769	43.1%
Over 3 years to 5 years	605,457	53.5%
	1,092,226	96.6%

	$1,130,304	100.0%

Mortgage Banking Operations

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

MortgageIT utilizes a variety of derivative instruments in order to hedge its interest rate risk. MortgageIT's hedging transactions using derivative instruments involve certain risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to its derivative arrangements are major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While MortgageIT does not anticipate nonperformance by any counterparty, MortgageIT is exposed to potential credit losses in the event the counterparty fails to perform. MortgageIT's exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price. There can be no assurance that MortgageIT will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

RISK MANAGEMENT

Mortgage Investment Operations

As we are building the investment portfolio of mortgage loans, our risk management is focused on protecting against possible "compression" in the net interest margin with respect to the investment portfolio. The "yield curve" creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the ARM and Hybrid ARM loan portfolio and the corresponding funding sources. As discussed below, Hybrid ARM loans will be the primary loans requiring hedges.

Traditional ARM loans have shorter repricing periods (one year or less) than do Hybrids. The interest rate on Traditional ARM loans will reset monthly, semi-annually or annually at a contractual margin over a U.S. Treasury index or a LIBOR index. The corresponding funding liabilities will similarly have shorter contractual repricing frequencies that are positively correlated to these loans. Additionally, when Hybrid ARM loans reach the end of their fixed rate period and become "rolled Hybrids," they reprice based on semi-annual or annual LIBOR or U.S. Treasury indices and behave much like Traditional ARMS. While there exists some "basis risk" between the repricing of both the Traditional ARMs and rolled Hybrids versus the typical one month funding costs of the portfolio, management believes this basis risk is manageable. Thus, a properly matched funding strategy will enable us to protect our net interest margin for the segment of our investment portfolio that includes Traditional and rolled Hybrid ARMs.

Hybrid ARM loans initially have longer repricing periods than Traditional ARMs. We may not be able to obtain matched repricing features for the corresponding funding sources since borrowings generally have shorter repricing contractual terms than most Hybrid ARM loans where the initial rate is fixed for as long as five years. We intend to hedge the financing costs of our mortgage-backed securities collateralized by Hybrid ARMs with interest rate swap agreements, Eurodollar futures or options contracts and cap agreements in order to better match the repricing durations of the interest cash flows of the loans and our issued mortgage-backed securities.

To mitigate the effect of interest rate fluctuations on our net interest income, some or all of the following financial instruments may be used for hedging interest rate risk: interest rate swaps and Eurodollar contracts, interest rate caps, and other instruments that may be determined to be advantageous and are permitted under the hedging policy that was adopted by our board of directors.

Management relies on a variety of tools to assess the interest rate risk exposure of the portfolio under various interest rate scenarios. Using financial modeling, the fair value and interest rate sensitivity of financial instruments, or groups of similar instruments, is estimated and then aggregated to form a comprehensive picture of the risk characteristics of the investment portfolio.

The following table illustrates the sensitivity of the market value of our Portfolio ARM Loans to changes in interest rates (dollars in thousands):

As of September 30, 2004	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	50	100
Change in market values of:
Assets	$19,369	$9,805	$(10,300)	$(21,080)
Hedged liabilities	(9,600)	(5,103)	5,650	11,938
Net change in market value of portfolio equity	$9,769	$4,702	$(4,650)	$(9,142)
Percentage change in market value of portfolio equity	5.8%	2.8%	(2.8)%	(5.4)%

Changes in interest rates are assumed to be an instantaneous parallel shift in current LIBOR rates as of September 30, 2004. The values under the headings "100," "50," "(50)" and "(100)" are management's estimates of the change in market value of assets and hedged liabilities assuming that interest rates either increased or decreased, as applicable, by 50 and 100 basis points.

Mortgage Banking Operations

MortgageIT enters into derivative transactions for the purpose of minimizing the risks associated with the loan origination business, while maximizing gain on sale of mortgage loans. The primary risk associated with the loan origination business is the risk of fluctuating interest rates. The interest rate risk is a direct result of timing delays (1) from the fixing of the mortgage loan interest rate with borrowers to the funding of the loan and (2) from the funding of the loan to the setting of terms for sale of loans to secondary market investors.

In the normal course of its mortgage loan origination business, MortgageIT enters into IRLCs to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by MortgageIT's origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. The IRLCs are considered free-standing derivatives.

To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, MortgageIT uses various derivative instruments, including forward sale loan commitments and forward sales and purchases of mortgage-backed securities and options on such securities in the forward delivery "to be announced" ("TBA") market to economically hedge the IRLCs.

If MortgageIT does not deliver into forward sale loan or TBA commitments, such instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward sale loan commitments and forward sales and purchases of TBA commitments are typically settled within 90 days of the contract date.

MortgageIT also hedges the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, MortgageIT's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of its mortgage loans. MortgageIT's strategy is to engage in a risk management program involving forward sale loan commitments and/or the sale and purchase of mortgage-backed securities and options on such securities in the forward delivery "to be announced" market to hedge its mortgage loans held for sale. The notional amount of the derivative contracts, along with the underlying rate and terms of such contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the derivative contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to MortgageIT.

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

(b) Internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2004, we consummated the reorganization of MortgageIT. In the reorganization, MortgageIT became a wholly owned subsidiary of its holding company parent, Holdings, which is organized and conducts its operations to qualify as a REIT for U.S. federal income tax purposes. Concurrently with the reorganization, Holdings conducted an initial public offering of its common stock, whereby it issued 14.6 million shares at an aggregate price of $175.2 million based on a price to the public of $12.00 per share. The initial public offering was registered with the SEC pursuant to a registration statement that was declared effective by the SEC on July 29, 2004 (File No. 333-113825). The managing underwriters were UBS Investment Bank, Merrill Lynch & Co., Piper Jaffrey, Flagstone Securities, JMP Securities, M.R. Beal & Company and Ryan Beck & Co. We paid underwriting discounts and commissions of approximately $10.5 million. Net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses, approximated $163.4 million. The Company used the net proceeds of the offering to purchase ARM loans for our investment loan portfolio from the TRS and to pay down debt on our warehouse lines of credit.

None of the expenses or uses of proceeds were direct or indirect payments to any directors or officers of Holdings or their associates or to any persons owning 10 percent or more of any class of our equity securities or to our affiliates other than our wholly owned subsidiary, MortgageIT.

Concurrently with the closing of the initial public offering, on August 4, 2004, holders of 6,764,338 shares of common stock and 14,859,659 shares of preferred stock of MortgageIT exchanged their shares for 4,804,473 shares of common stock of Holdings.The shares of common stock were offered and sold in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933. In addition, holders of 160,241 shares of common stock and 223,314 shares of preferred stock of MortgageIT, who either did not submit a vote in connection with the reorganization or who did not certify that they were accredited investors pursuant to applicable securities laws, exchanged their shares for cash payments totaling $2,179,843.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits filed with this Form 10-Q:

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of MortgageIT, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.3	Certification of Chief Financial Officer of MortgageIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amend, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.

By:	/s/ DOUG W. NAIDUS
Name: Doug W. Naidus
Title: Chairman and Chief Executive Officer
Date: November 15, 2004

By:	/s/ GLENN J. MOURIDY
Name: Glenn J. Mouridy
Title: President and Chief Financial Officer
Date: November 15, 2004