Form 10-K
period 2004-12-31
MortgageIT Holdings, Inc.
filed 2005-03-31
CIK 1284151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number: 001-32213

MORTGAGEIT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0404134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

33 Maiden Lane New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 651-7700

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes                       No

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of July 30, 2004 was $215,934,504.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 19,405,706 SHARES OUTSTANDING AS OF MARCH 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's annual meeting of stockholders, to be held on May 17, 2005, is incorporated by reference in Part III to the extent described therein.

2004 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

This document includes a restatement of our consolidated financial statements in order to conform with accounting principles generally accepted in the United States of America ("GAAP").

On March 25, 2005, management and the Audit Committee of the Board of Directors of MortgageIT Holdings, Inc. ("the Company") determined to restate the Company's financial statements for its quarters ended March 31, June 30, and September 30, 2004 and 2003, as well as for the fiscal years ended December 31, 2002 and 2003. The restatement is limited to the Company's reporting of its hedging activities pursuant to Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

The Company's previously released financial results for the years ended December 31, 2002 and 2003 included unqualified opinions issued by BDO Seidman, LLP, and the Company's previously issued quarterly reports for the second and third quarters of 2004, were reviewed by BDO Seidman, its independent public accountants, prior to issuance. The Company has discussed the restatement with BDO Seidman, LLP, its Independent Registered Public Accounting Firm, and both parties concur that the previously issued financial statements and the previously issued reports of BDO on the Company's financial statements for the years ended December 31, 2002 and 2003, should no longer be relied upon.

The Company previously elected to apply hedge accounting, as permitted under SFAS No. 133, to all of its loans held for sale, which were marked to market in each reporting period and the resulting change was recorded in earnings. The Company had also previously elected to apply hedge accounting, as permitted under SFAS No. 133, to all of its cash flow hedging activities, with the result that both realized and unrealized derivative gains and losses were recorded in Other Comprehensive Income ("OCI") in the Company's balance sheets and recognized in earnings over the expected life of the liabilities funding the Company's investment portfolio.

The restatements are not expected to impact the Company's cash flow or its taxable income, which is the basis for determining the REIT dividends we pay to our stockholders, including our first regular quarterly dividend of $0.48 per share, as announced on March 18, 2005. In addition, our beginning and ending balances for cash and cash equivalents for all reporting periods remain unchanged.

The restatements were necessary because the Company did not fully satisfy SFAS No. 133 hedge accounting standards during the before-mentioned periods, as described below.

Fair Value Hedge Accounting Restatement

The Company has corrected its accounting for mortgage loans held for sale and interest rate risk management activities related to fair value hedging activities (a "fair value" hedge). The Company believes that the documentation of fair value hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. As such, the Company made the determination that it was not appropriate to apply hedge accounting for purposes of the Company's financial statements and, for all restated periods, loans held for sale are now recorded at the lower of cost or market. For the quarter ended December 31, 2004, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans held for sale, exclusive of loans allocated to forward sales commitments.

Additionally, the Company has corrected its accounting for forward sales commitments. The Company enters into forward sales commitments to hedge both its funded and pipeline mortgage loans held for sale. Previously, certain forward sales commitments allocated to funded mortgage loans held for sale were not classified or accounted for as free-standing derivatives. In accordance with SFAS No. 133, the Company believes that such instruments met the definition of a free-standing derivative and, as such, should have been carried at their fair value with changes in fair value recognized in earnings. For all restated periods, the Company has now classified and accounted for such commitments as free-standing derivatives, marked them to market and recorded any changes in value in earnings.

Cash Flow Hedge Accounting Restatement

The Company has corrected its accounting for interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liability (a "cash flow" hedge). The Company believes that, prior to November 24, 2004, the documentation of its cash flow hedge accounting relationships and the assessment of hedge effectiveness was inadequate to meet the requirements of the applicable accounting standards contained in SFAS No. 133. Any change in value associated with such cash flow hedge derivatives was previously recorded as an increase or decrease in OCI. The Company has determined that it was not appropriate to apply cash flow hedge accounting in accordance with SFAS No. 133 for purposes of its financial statements. As such, for all restated periods, the Company has now recorded in earnings all changes in the value of cash flow hedge instruments.

Effective November 24, 2004, the Company's documentation was deemed sufficient with respect to interest rate cap and swap agreements, and thus the Company has elected to apply cash flow hedge accounting for these derivatives. For all restated prior periods, derivative cash flow hedge gains and losses have been recorded in earnings in the period in which they occurred. For the period from November 24, 2004 through December 31, 2004, the Company has elected to apply SFAS No. 133 cash flow hedge accounting to its caps and swaps, and as such, has recorded in OCI all changes in the value of cash flow hedges.

Financial Statement Impact

This report on Form 10-K for the year ended December 31, 2004 reflects corrections and restatements of the following financial statements: (a) consolidated balance sheet as of December 31, 2003; (b) consolidated statements of operations for the years ended December 31, 2003 and 2002; (c) consolidated statements of changes in stockholders' equity (deficit) for the years ended December 31, 2003 and 2002; and (d) consolidated statements of cash flows for the years ended December 31, 2003 and 2002.

This report on Form 10-K also restates certain financial information for the applicable periods set forth in Item 1. "Business," Item 6. "Selected Financial Data," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," and Item 8. "Financial Statements and Supplementary Data."

For a more detailed description of the restatements, see "Note 1A. — Restatement of Consolidated Financial Statements" in the accompanying notes to the consolidated financial statements in this report on Form 10-K.

Future Compliance with SFAS No. 133

We will seek to comply with the strict standards as they relate to testing and documentation under SFAS No. 133 in all respects for future periods. SFAS No. 133 hedge accounting standards serve to match the timing of changes in the value of assets versus derivatives and in the cash flows of liabilities versus derivatives. The Company believes that application of SFAS No. 133 is the most appropriate way to report the economic results of our mortgage banking and portfolio investment activities in our financial statements.

•	The Company expects that it will comply with the documentation requirements of SFAS No. 133 for all derivatives hedging loans held for sale as of the end of the first quarter of 2005.

•	The Company expects to continue to be in compliance with the documentation requirements of SFAS No. 133 as it relates to interest rate caps and swaps.

•	The Company expects to be in compliance with SFAS No. 133 with respect to Eurodollar futures contracts relating to its investment portfolio hedging activities during the second quarter of 2005.

MORTGAGEIT HOLDINGS, INC.
2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance in the future could differ materially from forecasted results.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted below could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of the critical accounting policies that we currently believe are important to our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake, and specifically disclaim, any obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1.    BUSINESS

Unless the context suggests otherwise, the terms "Company," "Holdings," "we," "us," and "our" refer to MortgageIT Holdings, Inc., a Maryland corporation incorporated in March 2004, and its subsidiaries. "MortgageIT" or "TRS" refers to our wholly owned subsidiary, MortgageIT, Inc., a New York corporation.

GENERAL

MortgageIT Holdings, Inc. is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. Holdings is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes and is focused on earning net interest income from mortgage loans originated by its taxable REIT subsidiary, MortgageIT. MortgageIT was incorporated in New York in February 1999, and began marketing mortgage loan services in May 1999. MortgageIT is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States. MortgageIT originates single-family mortgage loans of all types, with a particular focus on prime ARM and fixed-rate, first lien residential mortgage loans. Prior to August 4, 2004, MortgageIT sold all of the loans it originated through both its retail and wholesale operations to third party investors. Home Closer LLC, a subsidiary of MortgageIT, Inc., provides settlement, title and related services. IPI Skyscraper Mortgage Corporation, which provides retail mortgage lending operations, was a wholly owned subsidiary of MortgageIT until it was merged with and into MortgageIT effective December 31, 2004.

The Company's business strategy is to self-originate prime ARM loans that collateralize debt obligations and ARM loans held for securitization (collectively referred to as "Portfolio ARM Loans" or "ARM Loans") to hold in our investment portfolio, fund them using equity capital and borrowed funds, and generate earnings from the spread between the yield on our assets and our cost of borrowings. Our investment strategy is designed to mitigate credit risk and interest rate risk. Our mortgage loan investment portfolio consists primarily of prime ARM Loans that collateralize multi-class pass-through securities that we issue in securitization transactions, and prime quality ARM Loans that we intend to securitize.

The loans that we retain in our portfolio are serviced through a subservicing arrangement. Generally, we expect to continue to sell the fixed rate loans originated by MortgageIT to third parties as well as any ARM or hybrid ARM loans that we do not retain in our portfolio.

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of our common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime ARM and hybrid ARM loans, which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of December 31, 2004, we had transferred to our investment portfolio approximately $2.34 billion of single-family residential prime ARM and hybrid ARM loans originated by MortgageIT.

In November 2004, MortgageIT announced its plan to expand its wholesale subprime origination platform, NB Lending, and has established a sales leadership team in several key regions in order to intensify the focus on subprime single-family residential loan origination. NB Lending operates as a division of MortgageIT, Inc. As of December 31, 2004, NB Lending had 162 employees and generated 2.2% of MortgageIT's total originations in 2004. The division is expanding organically, through the development of new branches managed by seasoned mortgage professionals. During the fourth quarter of 2004, NB Lending added 3 subprime wholesale branches, and during the first quarter of 2005 an additional 5 branches with approximately 140 staff members were added in locations across the U.S. All of the subprime loan production is currently sold to third party investors and we do not anticipate holding any subprime loans in our investment portfolio.

In October 2004, the Company launched a national correspondent lending platform. The newly created business unit, through its centralized management and loan acquisition teams, seeks to purchase prime first-lien closed mortgage loans from small to mid-sized banks, credit unions and mortgage bankers. These loans are subject to the same credit review standards utilized by our other prime production channels and are sold by our TRS to third-party investors.

DESCRIPTION OF BUSINESS

The Company operates its business in two primary segments, mortgage investment operations and mortgage banking operations. Mortgage investment operations are driven by the net interest income generated on our leveraged prime mortgage loan investment portfolio. Mortgage banking operations are driven by income generated from our mortgage loan origination business and include sales, loan processing, underwriting, funding, secondary marketing and brokerage activities.

Financial information regarding the Company's business segments can be found in Note 13 to the Financial Statements.

Information Regarding MortgageIT's Historical, and Changes to Our, Accounting Policies and Financial Statements

As a result of the reorganization of MortgageIT and our initial public offering, combined with our intended REIT election, we have adopted new accounting policies and made significant changes to our consolidated financial statements as compared to MortgageIT's historical accounting policies and consolidated financial statements. The primary change to our consolidated financial statements results from the inclusion of loans held for investment. MortgageIT had historically generated revenues consisting primarily of gain on sale of mortgage loans, loan brokerage revenues and, to a lesser extent, interest income (consisting of interest earned during the short duration (30 to 60 days) that the loans are held for sale). Going forward, however, a substantial portion of our consolidated revenues consists of interest income because our primary business strategy is now focused on retaining loans in our investment portfolio. MortgageIT's mortgage banking operations will continue to generate gain on sale of mortgage loans and loan brokerage revenues, but such revenues will comprise a smaller percentage of our total revenues. Because we now also hold loans to maturity in our investment loan portfolio, we incur incremental operating expenses related to these activities. These expenses primarily consist of compensation expense relating to portfolio management and outsourced servicing expense.

Mortgage Investment Operations

Our mortgage investment operations involve the acquisition and retention, in a leveraged portfolio, of either traditional ARM loans or hybrid ARM loans. Traditional ARM loans are mortgage loans that have interest rates that reprice in one year or less ("Traditional ARMs" or "Traditional ARM loans"), and hybrid ARM loans are mortgage loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity ("Hybrid ARMs" or "Hybrid ARM loans," and together with the Traditional ARM loans, "Portfolio ARM Loans").

All of the Portfolio ARM Loans we acquire are originated in our mortgage banking operations and must meet the underwriting criteria and guidelines set forth in our investment and risk management policy. For purposes of maintaining liquidity for borrowings or as collateral, we may also invest in U.S. Treasury securities and debentures and discount notes guaranteed by two government-sponsored corporations, Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac").

While we will sometimes fund our mortgage loan portfolio purchases with the issuance of equity securities, we primarily fund such purchases with the issuance of collateralized debt obligations ("CDOs"). We acquire ARM loans for our investment portfolio with the intention of securitizing them by transferring them to independent trusts. In order to facilitate the securitization of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement to the higher rated certificates. Upon securitization, we finance the loans through the issuance of CDOs in the capital markets and generally retain the subordinate certificates. We service Portfolio ARM Loans through a subservicer.

We do not account for CDOs placed with third party investors as sales and, therefore, do not record any gain or loss in connection with securitization transactions. The securitizations are accounted for as long-term collateralized financings. Consequently, the Portfolio ARM Loans transferred to the independent trust are shown as assets on our balance sheet. On our balance sheet, our Portfolio ARM Loans consist of ARM loans collateralizing debt obligations and ARM loans held for securitization. We, therefore, generate revenue in our mortgage investment operations from the spread between the interest income on our Portfolio ARM Loans and our cost of borrowings (i.e., the interest expense on our CDOs).

The loan securitization process benefits us by creating highly liquid securitized assets that can be readily financed in the capital markets.

Portfolio Strategy

It is our general policy to originate 100% of the ARM Loans we hold in our investment portfolio. However, we retain the right to purchase mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac or the Government National Mortgage Association ("GNMA" or "Ginnie Mae").

We select loans for inclusion in our investment portfolio based on a variety of credit risk factors. Our Portfolio Management Committee has established specific loan investment guidelines including minimum FICO scores, maximum loan-to-value ratios, maximum loan size and other applicable credit quality criteria.

According to our investment guidelines, we invest at least 85% of assets in high quality ARMs and Hybrid ARMs and short-term investments including:

•	Prime ARM and Hybrid ARM mortgage loans that have been deposited into trusts that issue mortgage-backed securities collateralized by the transferred loans;

•	FNMA and FHLMC mortgage securities;

•	ARM securities rated within one of the two highest rating categories by at least one of the nationally recognized statistical ratings agencies (Moody's Investors Service ("Moody's"); Standard & Poor's, a division of The McGraw-Hill Companies, Inc. ("S&P"); or Fitch Ratings ("Fitch");

•	securities and loans that are unrated but that we determine to be of comparable quality to comparable high-quality mortgage securities; and

•	cash and cash equivalents, including short-term investments in U.S. Treasury and agency non-mortgage securities.

The portfolio also may retain certain classes of our mortgage-backed securities that are below investment grade (below BBB). Interests in non-investment grade assets will comprise no more than 25% of stockholders' equity on an historical cost basis.

At December 31, 2004, we held total assets of $3.54 billion, of which $3.38 billion consisted of both loans held for sale and loans held for investment. That compares to $383.1 million in total assets at December 31, 2003, of which $324.8 million consisted exclusively of loans held for sale. At December 31, 2004, over 85% of the assets we held, including cash and cash equivalents, were high quality ARM Loans and short-term investments. Thus, we met our investment policy minimum requirement of investing at least 85% of our total assets in high quality ARM assets and cash and cash equivalents.

Mortgage Banking Operations

Our mortgage banking operations are conducted through our wholly owned TRS subsidiary, MortgageIT, and its subsidiaries. The TRS is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States

The TRS generates revenue through the origination, sale and brokering of mortgage loans sourced through its loan production channels. This revenue primarily consists of gain on sale of mortgage loans, loan brokerage revenues and net interest income. Gain on sale of mortgage loans is generated from the sale of mortgage loans to investors, on a servicing released basis, generally within 30 to 45 days of funding. Accordingly we do not capitalize the value of mortgage servicing rights. Gain is recognized based on the difference between the net sales proceeds and the carrying value of the mortgage loans sold and is recognized in earnings at the time of sale. The carrying value of the mortgage loans sold includes direct loan-related origination costs and fees. Brokerage revenue consists of fees and commissions earned by brokering mortgage loans ultimately funded by third party lenders. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale.

MortgageIT's mortgage banking operations expenses consist primarily of:

•	loan origination commissions, salaries and employee benefits;

•	mortgage loan processing expenses;

•	general and administrative expenses;

•	marketing, loan acquisition and business development expenses; and

•	rent expense, professional fees, and depreciation expense.

A substantial portion of MortgageIT's expenses are variable in nature. Loan origination commissions are paid to loan production officers only upon the origination of the mortgage loan, making such commission expenses 100% variable. Salaries, benefits and other related payroll costs may fluctuate based upon management's assessment of current and predicted future levels of mortgage loan origination volume.

Loan Underwriting

We follow a specific underwriting methodology based on the following philosophy—first evaluate the borrower's ability to repay the loan, and then evaluate the value of the property securing the loan. We have developed underwriting guidelines and practices that establish clear parameters for our loan underwriters and credit officers to make loan approval decisions. For mortgage loans retained in our investment portfolio, we seek those loans that we believe have low risk of default and resulting loss. Although our loan underwriting procedures are structured to predict future borrower payment patterns and financial capability, based on the borrower's past history and current financial information, as well as our ability to collect the remaining loan balance through foreclosure in the event of a default, no assurance can be made that every loan originated will perform as anticipated.

In evaluating the borrower's ability and willingness to repay a loan, we review and analyze the following aspects of the borrower: credit score, income and its source, employment history, debt levels in revolving, installment and other mortgage loans, credit history and use of credit in the past, and the ability and/or willingness to provide verification for the above. Credit scores, credit history, use of credit in the past and information as to debt levels can typically be obtained from a third party credit report through a credit repository. Those sources are used in all instances, as available. Sometimes, borrowers have little or no credit history that can be tracked by one of the primary credit repositories. In these instances, the reason for the lack of history is considered and taken into account. In our experience, most prospective borrowers have accessible credit histories.

In evaluating a potential property to be used as collateral for a mortgage loan, we consider all of the following aspects of the property: the loan balance versus the property value, i.e., the loan-to-value ratio, or LTV, the property type, how the property will be occupied (a primary residence, second home or investment property), if the property's apparent value is supported by recent sales of similar properties in the same or a nearby area, any unique characteristics of the property and our confidence in the data and their sources.

Other considerations that may effect our decision regarding a borrower's loan application are the borrower's purpose in requesting the loan (purchase of a home as opposed to cashing equity out of the home through a refinancing for example), the loan type (adjustable-rate, including adjustment periods and loan life rate caps, or fixed-rate), and any items unique to a loan that we believe could affect credit performance.

Business Strategy

All of the loans originated at the TRS are either transferred to our investment loan portfolio, or sold or brokered to third party investors. Our mortgage banking operations consist primarily of the following activities:

•	retail prime production operations, including both brokered loans and funded loans that are originated through MortgageIT's IPI Skyscraper Division of retail branch offices and through its internet origination channel;

•	wholesale prime production operations, including loans originated through retail loan brokers and correspondents that are not MortgageIT employees and funded by MortgageIT through its MIT Lending Division;

•	subprime production operations, including both retail loans originated through MortgageIT's retail subprime department, and wholesale loans originated through MortgageIT's NB Lending Division;

•	secondary loan marketing operations; and

•	mortgage loan title, settlement and other mortgage related services through MortgageIT's subsidiary, Home Closer LLC.

Sale of Loans

We generally sell our mortgage loans on a whole loan, non-recourse basis. However, we do have potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, any subsequent credit loss on the mortgage loans is recognized by MortgageIT.

All of our subprime loan production is sold to third party investors.

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the years ended December 31, 2004, 2003 and 2002, MortgageIT's purchase loan originations represented approximately 49%, 28% and 32%, respectively, of MortgageIT's total residential mortgage loan originations measured by principal balance.

MortgageIT originates prime first lien conventional and non-conventional, conforming single-family residential mortgage loans. In addition, MortgageIT also originates a lesser amount of non-conforming first lien single-family residential mortgage loans such as jumbo loans, non-prime loans and "Alt A" loans, as well as home equity and second mortgage loans. Substantially all of the loans originated by MortgageIT allow for prepayment without penalty, and we retain loans that allow for prepayment without penalty.

Geographic Concentration

MortgageIT originates loans in all 50 states. The majority of MortgageIT's loan origination volume, as measured by principal balance, was sourced from the states of California, New York and Texas. For the years ended December 31, 2004, 2003 and 2002, the total loan origination volume for these three states aggregated 66%, 59% and 51%, respectively.

Hedging Activities

We generally do not seek to anticipate the direction of interest rates as a part of our business strategy. We seek to maintain hedge positions that avoid the affects of severe interest rate movements, which might otherwise impair our ability to earn net interest income and gain on sale revenues. Accordingly, we generally seek to mitigate interest rate risk by matching the repricing durations of our Portfolio ARM Loans with the repricing durations of our liabilities. We also seek to mitigate the interest rate risk associated with our mortgage loans held for sale.

For our mortgage investment operations, subject to the limitations imposed by the REIT qualification tests, some or all of the following financial instruments are used for hedging financing cost interest rate risk: Eurodollar futures contracts, interest rate swaps, interest rate caps, collars and floors, and other instruments that may be determined to be advantageous and are permitted under the investment and risk management policy adopted by our Board of Directors.

For our mortgage banking operations, some or all of the following financial instruments are used for hedging the fair value of loans held for sale: forward sale loan commitments and forward sales and purchases of mortgage-backed securities and options on such securities in the forward delivery TBA market, and other instruments that may be determined to be advantageous and are permitted under the investment and risk management policy adopted by our Board of Directors.

For further information on our interest rate risk management, see Item 7A Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk Management of this Annual Report on Form 10-K and Note 5 – Derivatives and Hedging Activities in the accompanying notes to the consolidated financial statements.

Competition

We face intense competition from finance and mortgage banking companies, other mortgage REITs, internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders. As we expand our portfolio of mortgage loans and mortgage-backed securities and our loan origination business, we face a significant number of additional competitors, many of whom are well established in the markets we serve. Some of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do.

The majority of our competition is in the mortgage and banking industry. In addition to mortgage banking companies, internet-based lending companies, traditional banks and thrift lenders and the government sponsored entities, Fannie Mae and Freddie Mac, are also expanding their participation in the mortgage industry. While the government-sponsored entities currently do not have the legal authority to originate mortgage loans, they do have the authority to buy loans. If as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, the experience could adversely affect overall perception of the mortgage industry.

Competition within the mortgage industry can take many forms, including lower interest rates and fees, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause MortgageIT to lower the interest rates that it charges borrowers, which could lower the value of its loans. If MortgageIT's competitors adopt less stringent underwriting standards, it could be pressured to do so as well. If MortgageIT does not relax underwriting standards in response to its competitors, it may lose market share. If MortgageIT relaxes its underwriting standards in response to price competition, we may be exposed to higher credit risk without compensating pricing. Any increase in these pricing and underwriting pressures could reduce the volume of MortgageIT's loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

Employees

At December 31, 2004, the Company had approximately 1,518 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Federal Income Tax Considerations

We are organized and conduct our operations to qualify, and will elect to be taxed, as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. MortgageIT elected for MortgageIT and its subsidiaries to be treated as taxable REIT subsidiaries. In order to meet certain of the requirements for us to qualify as a REIT, we intend to continue to conduct all of our loan sales and loan brokerage activities, as well as certain origination functions, through MortgageIT and its subsidiaries.

We are currently considering forming a new subsidiary, which would originate ARM and Hybrid ARM loans for retention in our portfolio and would be treated as a "qualified REIT subsidiary" for federal income tax purposes. A "qualified REIT subsidiary" is not a fully taxable corporation as is MortgageIT as a "taxable REIT subsidiary." Consequently, the utilization of a "qualified REIT subsidiary" which would originate ARM and Hybrid ARM loans for retention in our portfolio could result in certain tax savings for us on a consolidated basis.

The provisions of the Internal Revenue Code of 1986, as amended (the "Code"), pertaining to REITs are highly technical and complex. Under the Code, if certain requirements are met in a taxable year, a REIT generally will not be subject to federal income tax with respect to income that it distributes to its stockholders. If we fail to qualify during any taxable year as a REIT, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Qualification as a REIT requires that we satisfy a variety of tests relating to income, assets, distributions and ownership. The significant tests are summarized below.

Income

We must satisfy two income tests annually: the 75% income test, and the 95% income test. The 75% income test requires that we derive at least 75% of gross income, excluding gross income from prohibited transactions, from real estate related sources. The 95% income test requires that an additional 20% of gross income must consist either of income that qualifies under the 75% income test, TRS dividends, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these.

Assets

We must satisfy five asset tests relating to the nature of our assets at the end of each quarter. Under the first test, at least 75% of the value of our total assets must consist of cash or cash items (including certain receivables), government securities or real estate assets. Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer's securities may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of the voting power or 10% of the value of any one issuer's outstanding securities that are not included in the 75% asset class. Fourth, no more than 20% of the value of our total assets may consist of the securities of one or more TRS. Fifth, not more than 25% of the value of our total assets may consist of the securities of the TRS and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

Distributions

Each taxable year, we must distribute at least 90% of our REIT taxable income and 90% of our after-tax net income, if any, from foreclosure property less certain items of non-cash income over 5% of our REIT taxable income.

Ownership

Our capital stock must be held by at least 100 persons for at least 335 days of the taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. At all times not more than 50% in value of our capital stock may be owned directly or indirectly by 5 or fewer individuals during the last half of any taxable year. These requirements will apply to us beginning with our taxable year beginning January 1, 2005. To monitor compliance with the share ownership requirements, we must demand written statements each year from the record holders of significant percentages of our stock.

ITEM 2.    PROPERTIES

Our executive and administrative office is located at 33 Maiden Lane, New York, New York 10038. This office is leased under a non-cancelable lease from an unaffiliated third party expiring December 31, 2009. The current annual rent for this office is approximately $2.1 million and consists of approximately 44,000 square feet.

For its mortgage banking operations, we also lease real estate premises at an additional 47 locations in 23 states. The aggregate annual rental for these locations is approximately $5.5 million.

ITEM 3.    LEGAL PROCEEDINGS

On September 29, 2004, and amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT and IPI Skyscraper Mortgage which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The case was filed as a putative class action; a motion for certification of a class under New York law and for collective action under federal law was filed on March 11, 2005. We are vigorously asserting our defenses in this action.

In addition to this case, we are a defendant in various legal proceedings involving matters generally incidental to our business. Although it is difficult to predict the outcome of these proceedings,

management believes, based on discussions with counsel, that any ultimate liability will not materially affect our consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the trading symbol "MHL" on July 30, 2004. As of February 8, 2005, we had 19,405,473 shares of common stock outstanding, held by 144 holders of record and approximately 3,900 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

	Stock Prices			Cash Dividends Declared Per Share
	High	Low	Close
2004
Fourth Quarter	$19.46	$13.70	$17.95	$0.44	(1)
Third Quarter (2)	14.59	11.30	14.45

(1)	Our first dividend was declared in December 2004 and paid in January 2005 with respect to our REIT taxable earnings during the third and fourth quarters of 2004.

(2)	Commenced trading July 30, 2004.

In order to qualify for the tax benefits accorded to a REIT under the Code, we intend to pay quarterly dividends such that all or substantially all of our REIT taxable income each year (subject to certain adjustments) is distributed to our shareholders. All of the distributions that we make will be at the discretion of our Board of Directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors that the Board of Directors deems relevant.

Following is information about securities authorized for issuance under our equity compensation plans at December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by stockholders	1,552,906	$12.83	172,094
Equity compensation plans not approved by stockholders	—	—	—
Total	1,552,906	$12.83	172,094

ITEM 6.    SELECTED FINANCIAL DATA

The summary consolidated historical balance sheet and statement of operations data have been derived from the historical consolidated financial statements of the Company. You should read the consolidated selected financial data together with the more detailed information contained in the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. See Note 1A to the consolidated financial statements for a discussion on restatement.

	Years ended December 31,
	2004	2003	2002	2001	2000
	Dollars and shares in thousands except per share data)
Operating Data:		(As restated)	(As restated)
Revenues:
Gain on sale of mortgage loans	$70,397	$87,215	$35,145	$18,817	$1,462
Brokerage revenues	36,283	63,030	50,218	8,834	397
Net interest income	30,887	10,720	7,937	2,735	529
Realized loss on hedging instruments	(7,852)	—	—	—	—
Other	566	980	216	—	266
Total revenues	130,281	161,945	93,516	30,386	2,654
Operating expenses:
Compensation and employee benefits	82,077	77,851	54,844	16,769	7,160
Processing expenses	24,603	27,828	16,235	9,000	894
General and administrative expenses	12,321	9,867	7,719	3,896	1,467
Marketing, loan acquisition and business development	4,203	6,504	5,062	1,844	3,055
Rent	7,670	6,483	4,738	1,477	1,338
Professional fees	3,510	2,930	1,918	687	977
Depreciation and amortization	2,726	2,408	1,890	1,010	567
Total operating expenses	137,110	133,871	92,406	34,683	15,458
(Loss) income before income taxes	(6,829)	28,074	1,110	(4,297)	(12,804)
Income taxes	1,617	3,799	252	107	—
Net (loss) income	(8,446)	24,275	858	(4,404)	(12,804)
Dividends on convertible redeemable preferred stock, accrued and unpaid	3,947	6,299	5,757	8,029	2,577
Net (loss) income attributable to common stockholders	$(12,393)	$17,976	$(4,899)	$(12,433)	$(15,381)
Net (loss) income per share(1):
Basic	$(1.46)	$34.71	$(9.53)	$(24.20)	$(30.74)
Diluted	$(1.46)	$5.23	$(9.53)	$(24.20)	$(30.74)
Weighted average shares outstanding, basic	8,517	518	514	514	500
Weighted average shares outstanding, diluted	8,517	4,644	514	514	500

(1)	Reflects the impact on net income (loss) per share, on a retroactive basis, for all periods presented, assuming we issued one share of our common stock in exchange for approximately 12.80 shares of MortgageIT, and assuming the retention and retirement of common stock pursuant to the reorganization of MortgageIT, Inc.

	2004	2003	2002	2001	2000
	(Dollars in thousands)
Other Data:
Purchase originations	$6,373,666	$3,366,837	$2,460,245	$1,018,772	$237,476
Refinancing originations	6,672,231	8,529,449	4,972,621	1,915,184	91,928
Total originations	$13,045,897	$11,896,286	$7,432,866	$2,933,956	$329,404
Fixed-rate originations	$6,957,182	$9,225,722	$6,300,949	$2,891,812	$270,644
Adjustable-rate originations	6,088,715	2,670,564	1,131,917	42,144	58,760
Total originations	$13,045,897	$11,896,286	$7,432,866	$2,933,956	$329,404
Conventional conforming originations	$4,283,001	$7,610,969	$4,919,549	$2,058,798	$235,858
Non-conventional ("Government") conforming originations	589,722	1,378,396	934,451	745,521	26,869
Jumbo originations	3,054,216	1,845,344	1,131,130	96,670	58,831
Non-prime originations	851,678	198,796	60,943	1,821	236
Alt A originations	3,574,392	651,239	291,168	25,077	4,710
Home equity and second mortgage originations	692,888	211,542	95,625	6,069	2,900
Total originations	$13,045,897	$11,896,286	$7,432,866	$2,933,956	$329,404
Weighted average middle FICO credit score	720	718	709	694	714
Total mortgage whole loan sales	$7,637,053	$8,048,959	$5,422,590	$2,826,868	$255,535
Brokered originations	2,079,556	3,631,476	2,003,243	106,878	84,196
Weighted average first lien principal balance of loan originations	230.6	200.6	183.9	130.9	158.3
Weighted average first lien loan-to-value ratio of loan originations	72.73%	72.02%	71.87%	78.59%	76.63%
Percentage of single family loan originations to total loan originations	70.6	75.5	76.2	81.4	88.6
Percentage of co-op apartment loan originations to total loan originations	1.2	7.0	6.8	0.3	0.4
Weighted average whole loan sales price as a percent of par	101.98	102.38	102.78	101.96	101.72
Operating expense as a percent of total loans originated(1)	0.84	1.13	1.24	1.18	4.69
Return on average assets	0.03	4.15	1.48	(1.47)	(35.20)
Number of branches at period end	47	31	24	20	4
Number of employees at period end	1,518	1,285	1,002	475	65

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance Sheet Data:		(As restated)	(As restated)
Cash and equivalents	$70,224	$22,261	$2,104	$3,418	$10,342
Restricted cash	1,679	1,517	5,106	2,240	2,279
Marketable securities held to maturity	7,546	1,419	1,398	1,649	2,294
ARM loans collateralizing debt obligations, net	1,432,692	—	—	—	—
ARM loans held for securitization, net	1,166,961	—	—	—	—
Mortgage loans held for sale	784,592	324,753	434,258	502,523	51,887
Hedging instruments	19,526	343	3,792	1,623	—
Receivables, net of allowance	28,731	10,301	15,137	7,841	113
Prepaids and other current assets	7,803	5,538	4,251	1,853	371
Goodwill	11,639	11,665	8,250	5,845	287
Property and equipment	5,567	5,324	4,091	2,505	2,253
Total assets	$3,536,960	$383,121	$478,387	$529,497	$69,826
Collateralized debt obligations, net	$1,328,096	—	—	—	—
Warehouse lines payable	1,869,385	$300,699	$413,916	$490,713	$51,563
Repurchase agreements	67,674	—-	8,889	—	—
Hedging instruments	1,145	3,202		—	—
Notes payable and other debt	15,000	1,125	6,250	3,155	—
Accounts payable, accrued expenses and other liabilities	63,993	30,996	26,509	13,857	2,727
Total liabilities	3,345,293	336,022	455,564	507,725	54,290
Convertible redeemable preferred stock	—	62,557	56,259	50,501	35,056
Total stockholders' equity	191,667	(15,458)	(33,436)	(28,729)	(19,520)
Total liabilities and stockholders' equity	$3,536,960	$383,121	$478,387	$529,497	$69,826

(1)	Total operating expenses divided by total originations, as measured by original principal balance.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Consolidated Financial Statements

The consolidated balance sheet as of December 31, 2003 and consolidated statements of operations, consolidated statements of changes in stockholders' equity and consolidated statements of cash flows for each of the years ended December 31, 2003 and December 31, 2002 have been restated.

For a further discussion of the corrections and restatements, see "Explanatory Note" at the beginning of this Form 10-K and "Note 1A—Restatement of Consolidated Financial Statements" in the accompanying notes to the consolidated financial statements. The effect of the restatement of the consolidated financial statements is reflected in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

OVERVIEW

We are a self-originating real estate investment trust that generates earnings by managing a portfolio of high-quality ARM loans and by originating loans for sale through our mortgage banking subsidiary. Our goal is to grow our mortgage banking operations and our ARM portfolio with the objective of generating stable earnings and dividends that grow over time.

2004 Results

On August 4, 2004 we completed the reorganization of MortgageIT and our initial public offering of 14.6 million shares of common stock. As of December 31, 2004, our investment portfolio was approximately $2.6 billion, comprised exclusively of loans originated by our TRS. The investment portfolio consists predominantly of Hybrid ARM loans with an initial fixed rate period of 3 years (39% of the investment portfolio as of December 31, 2004) or 5 years (60% of the investment portfolio as of December 31, 2004). As of December 31, 2004 the Portfolio ARM Loans had a weighted average FICO score of 732.

In order to fund our portfolio growth, we completed two securitizations totaling approximately $1.4 billion during 2004. In addition, in January 2005, we completed a third securitization for approximately $1.0 billion. These transactions enable attractive financing costs and a stable source of long-term liquidity to fund portfolio growth. Our annualized net interest margin on the REIT portfolio for the period August 2004 through December 2004 was 218 basis points, generating $10.9 million of net interest income.

Our mortgage banking operations expanded significantly during 2004. Despite an overall decrease in industry volume, estimated by the Mortgage Bankers Association to be 21% in 2004, we were successful in growing our volume by approximately 10% while maintaining high loan quality. Our strategy has been to grow the business organically through the development of new branches managed by seasoned mortgage professionals. In 2004, we added a total of 14 new branches to accommodate growth across our wholesale, subprime wholesale and retail operations. In addition, during the fourth quarter of 2004, we launched a new correspondent lending division. As a result, our funded loan volume increased in 2004 to $13.0 billion from $11.9 billion in 2003.

During the course of the year, the composition of our mortgage originations changed in response to the market environment. Rising interest rates caused a shift away from fixed-rate loans toward ARM loans. ARMs constituted 47% of our total funded volume in 2004, versus 22% in 2003. The rise in rates also caused a shift away from refinance transactions toward purchase transactions. In 2004, purchase transactions represented 49% of our total funded volume, versus 28% in 2003.

On a consolidated basis, our net income decreased from $24.3 million in 2003 to $(8.4) million in 2004. The decrease is attributable to lower gain on sale of mortgage loans, lower profitability from retail origination activity including lower brokerage revenues, losses on derivatives used in our investment portfolio hedge program (see Explanatory Note at the beginning of this Form 10-K regarding hedge accounting) and increased operating expenses, inclusive of expansion activities in our mortgage operations.

Outlook for 2005

According to the Mortgage Bankers Association, further rate increases are expected to cause an overall industry slowdown in mortgage originations, resulting in 17% lower volume in 2005 versus in 2004. Nevertheless, under current conditions, we anticipate continued growth in our mortgage originations due to ongoing expansion into new regions as well as growth of our new wholesale subprime and correspondent lending divisions. We expect our loan origination volume to be approximately $4.1 to $4.3 billion in the first quarter of 2005, including approximately $500 million in originations from our growing subprime operations.

During 2005, the yield curve is expected to flatten, driven by increasing short-term interest rates, and we anticipate that by year end this will cause some compression in our net interest margin at the REIT. We plan to grow the Portfolio ARM Loans to approximately $3.2 billion by the end of the first quarter.

We are currently considering creating a "qualified REIT subsidiary" that would originate ARM and Hybrid ARM loans for retention in our REIT portfolio. Since a "qualified REIT subsidiary" is not a fully taxable corporation, we expect that the use of this subsidiary to originate and fund loans would result in tax savings on a consolidated basis.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,
	2004	2003	2002
Revenues:		(As restated)	(As restated)
Gain on sale of mortgage loans	54.0%	53.9%	37.6%
Brokerage revenues	27.9%	38.9%	53.7%
Net interest income	23.7%	6.6%	8.5%
Realized loss on hedging instruments	(6.0)%	—	—
Other	0.4%	0.6%	0.2%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	62.9%	48.2%	58.6%
Processing expenses	18.9%	17.2%	17.4%
General and administrative expenses	9.5%	6.1%	8.2%
Marketing, loan acquisition and business development	3.2%	4.0%	5.4%
Rent	5.9%	4.0%	5.1%
Professional fees	2.7%	1.8%	2.1%
Depreciation and amortization	2.1%	1.5%	2.0%
Total operating expenses	105.2%	82.8%	98.8%
(Loss) income before income taxes	(5.2)%	17.2%	1.2%
Income taxes	1.3%	2.2%	0.3%
Net (loss) income	(6.5)%	15.0%	0.9%

Year ended December 31, 2004 compared to year ended December 31, 2003

Net income (loss)

Consolidated net income decreased by approximately 135% to a net loss of $(8.4) million for the twelve months ended December 31, 2004 from net income of $24.3 million for the twelve months ended December 31, 2003. The decrease is attributable to lower gain on sale of mortgage loans, lower profitability from retail origination activity including lower brokerage revenues, losses on derivatives used in our investment portfolio hedge program (see Explanatory Note at the beginning of this Form 10-K regarding hedge accounting), and increased operating expenses, inclusive of expansion activities in our mortgage operations. Total revenues decreased year over year by approximately 19.6% from $161.9 million to $130.3 million, while total expenses increased 2.4% year over year from $133.9 million to $137.1 million. Our 2004 loan brokerage volume and revenue decreased by 42.7% and 42.4%, respectively, from 2003. In addition, gain on sale of mortgage loans decreased by 19.3% in 2004 compared to 2003 and we recorded a $7.8 million loss on derivatives used in our investment portfolio hedging program. The decline in brokerage and gain on sale revenues and the derivative loss were partly offset by a 188% increase in net interest income from 2003 to 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or "REIT", began operations on August 4, 2004 as a result of our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income was $10.9 million on average earning assets of $1.2 billion for the period from August 4 to December 31, 2004. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period (there were no mortgage investment operations prior to August 4, 2004):

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	August 4, through December 31,
	2004
	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$1,117,682	4.99%	$23,143
Cash and cash equivalents	85,843	2.24	798
	1,203,525	4.79	23,941
Interest-bearing liabilities:
Collateralized debt obligations	604,244	2.77	6,955
Warehouse lines payable	460,351	2.99	5,743
Repurchase agreements	33,328	2.21	306
	1,097,923	2.84	13,004
Net interest-earning assets and spread	$105,602	1.95%	$10,937
Net interest margin (1)		2.18%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

REIT operating expenses totaled $3.0 million for the period from August 4 to December 31, 2004, primarily consisting of:

•	compensation and employee benefits;

•	mortgage loan processing expenses; and

•	professional fees and general and administrative expenses.

A substantial portion of REIT expenses are fixed in nature. The variable expenses are primarily processing expenses including subservicing costs, provision for credit losses and brokerage commission expenses paid on Eurodollar contracts.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sales of mortgage loans decreased approximately 5.5% to $82.4 million for the twelve months ended December 31, 2004 from $87.2 million for the twelve months ended December 31, 2003. Mortgage whole loan sales to third parties decreased by 5 % to $7.6 billion, after the elimination of $2.4 billion in intercompany loan sales, for the twelve months ended December 31, 2004 from $8.0 billion for the twelve months ended December 31, 2003.

Brokerage Revenue.    Brokerage revenue decreased by approximately 42.4% to $36.3 million for the twelve months ended December 31, 2004 from $63.0 million for the twelve months ended December 31, 2003. The decrease was attributable to a 42.7% decrease in the volume of loans brokered to third parties, resulting from a general industry decline in volume during the twelve months ended December 31, 2004.

Net interest income.    Net interest income increased by approximately 82.4% to $19.6 million for the twelve months ended December 31, 2004 from $10.7 million for the twelve months ended December

31, 2003. The increase is primarily attributable to a higher average balance of loans held for sale due to the aggregation of loans in anticipation of transfer to the REIT, as well as greater net interest spreads due to reduced borrowing costs. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the years ended December 31,
	2004			2003
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$636,950	5.61%	$35,737	$417,601	5.80%	$24,225
Cash and cash equivalents	11,882	2.32	275	8,137	1.22	99
	648,832	5.55	36,012	425,738	5.71	24,324
Interest-bearing liabilities:
Warehouse lines payable	616,863	2.50	15,397	408,715	3.11	12,700
Note payable and other debt	11,330	9.34	1,058	6,481	13.95	904
	628,193	2.62	16,455	415,196	3.28	13,604
Net interest-earning assets and spread	$20,639	2.93%	$19,557	$10,542	2.43%	$10,720
Net interest margin (1)		3.01%			2.52%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 3.8% to $80.8 million for the twelve months ended December 31, 2004 from $77.9 million for the twelve months ended December 31, 2003. The increase was due to higher staffing resulting from the addition of fourteen branches opened in 2004.

Processing expenses.    Mortgage loan processing expenses decreased approximately 10.1% to $25.0 million for the twelve months ended December 31, 2004, from $27.8 million for the twelve months ended December 31, 2003. The decrease was primarily due to lower investor fees and lower loan repurchase expenses in 2004 relative to 2003.

General and administrative expenses.    General and administrative expenses increased by 18.9% to $11.7 million for the twelve months ended December 31, 2004 from $9.9 million for the twelve months ended December 31, 2003. This increase was primarily due to greater general and administrative expenses related to fourteen new branches opened in 2004, combined with non-recurring general and administrative expenses associated with MortgageIT's reorganization and initial public offering in 2004.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses decreased approximately 35.4% to $4.2 million for the twelve months ended December 31, 2004 from $6.5 million for the twelve months ended December 31, 2003. The decline was primarily due to decreased use of internet loan production leads by the retail loan production division.

Rent expense.    Rent expense increased approximately 18.3% to $7.7 million for the twelve months ended December 31, 2004 from $6.5 million for the twelve months ended December 31, 2003. This increase was primarily due to fourteen new branches opened in 2004.

Professional fees.    Professional fees increased approximately 3.4% to $3.0 million for the twelve months ended December 31, 2004 from $2.9 million for the twelve months ended December 31, 2003. This increase was primarily due to legal expenses related to MortgageIt's reorganization and our initial public offering in 2004, as well as increased management recruitment fees.

Depreciation and amortization expenses.    Depreciation and amortization increased 13.2% to $2.7 million for the twelve months ended December 31, 2004 from $2.4 million for the twelve months ended December 31, 2003. The increase was primarily due to increased capital expenditures related to fourteen new branches opened in 2004.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and therefore is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

Year ended December 31, 2003 compared to year ended December 31, 2002

Mortgage Banking Operations

Net income

Net income increased to $24.3 million for the year ended December 31, 2003 from $858,000 for the year ended December 31, 2002. The increase in net income in 2003 was primarily the result of increased loan origination volume, and a corresponding increase in loan sales volume and net interest income. Loan originations increased in 2003 primarily due to the addition of six new wholesale branch offices. Total revenues increased approximately 73.2% with a corresponding 44.9% increase in total expenses during the year ended December 31, 2003, versus the comparable period in 2002.

Revenues

Gain on sale of mortgage loans.    Gain on sales of mortgage loans increased approximately 148.2% to $87.2 million for the year ended December 31, 2003 versus $35.1 million for the comparable period in 2002. The increase in gain on sales of mortgage loans in 2003 versus 2002 was primarily due to increased loan sales volume over the prior year.

Brokerage revenue.    Brokerage revenue increased approximately 25.5% to $63.0 million for the year ended December 31, 2003 from $50.2 million for the comparable period in 2002 as a result of increased loan brokerage volume attributable to more favorable market conditions in 2003 versus 2002.

Net interest income.    Net interest income increased approximately 35.4% to $10.7 million for the year ended December 31, 2003 from $7.9 million for the comparable period in 2002. The increase was due to a greater average balance of loans held for sale resulting from increased loan production volume in 2003, and a greater net interest spread attributable to a general widening of the yield curve in 2003 versus 2002.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 41.9% to $77.9 million for the year ended December 31, 2003 from $54.8 million for the comparable period in 2002. The increase was primarily due to increased commissions paid on greater loan brokerage volume in 2003 versus 2002, and increased staffing levels to 1,285 employees on December 31, 2003 versus 1,002 employees on December 31, 2002.

Processing expenses.    Mortgage loan processing expenses increased approximately 71.6% to $27.8 million for the year ended December 31, 2003, an $11.6 million increase versus the comparable period in 2002. The increase was due to higher loan production volumes in 2003 attributable to generally more favorable market conditions in 2003 versus 2002.

General and administrative expenses.    General and administrative expenses increased approximately 28.6% to $9.9 million for the year ended December 31, 2003 from $7.7 million for the comparable period in 2002. The increase reflected the addition of eleven new branch offices in 2003.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 27.5% to $6.5 million for the year ended December 31, 2003 from $5.1 million for the comparable period in 2002. This increase was primarily due to the addition of two new retail call center production offices in 2003.

Rent expense.    Rent expense increased approximately 38.3% to $6.5 million for the year ended December 31, 2003 from $4.7 million for the comparable period in 2002. This increase was primarily due to the addition of eleven new branch locations in 2003.

Professional fees.    Professional fees increased approximately 52.6% to $2.9 million for the year ended December 31, 2003 from $1.9 million for the comparable period in 2002. This increase was primarily due to legal expenses in 2003 relating to litigation matters that were resolved in favor of MortgageIT.

Depreciation and amortization expenses.    Depreciation and amortization increased 26.3% to $2.4 million for the year ended December 31, 2003 from $1.9 million for the comparable period in 2002. This increase was primarily due to an increase in depreciable assets as a result of the eleven branches opened during 2003.

FINANCIAL CONDITION

Prior to our reorganization as a REIT, our assets consisted primarily of mortgage loans held for sale. At December 31, 2004 our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale representing 73% and 22% of total assets, respectively, compared to 0% and 85%, respectively, at December 31, 2003.

Total assets increased $3.16 billion from December 31, 2003 to December 31, 2004. The increase primarily reflects an increase in Portfolio ARM Loans in the amount of $2.60 billion and an increase in mortgage loans held for sale in the amount of $459.8 million. Portfolio ARM Loans consists of $1.43 billion of ARM loans that collateralize debt obligations and $1.17 billion of ARM loans held for securitization. The growth of ARM loans that collateralize debt obligations was primarily funded by an increase in securitizations of $1.33 billion and the growth in ARM loans held for securitization and mortgages held for sale was primarily funded by an increase in warehouse lines payable of $1.57 billion.

The following table presents various characteristics of our Portfolio ARM Loans as of December 31, 2004. The aggregate unpaid principal balance of the loans included in this table is approximately $2.6 billion.

	Average	High	Low
Original loan balance	$297,635	$1,000,000	$30,000
Coupon rate on loans	5.22%	7.00%	3.25%
% Gross margin	2.36%	3.00%	1.50%
Lifetime cap	11.03%	18.00%	3.88%
Original term (months)	360	360	360
Remaining term (months)	357	360	356
Geographic distribution (top 5 states):
California			66.6%
Arizona			5.6
Washington			3.7
Florida			3.7
Illinois			2.8
Other			17.6
Occupancy status:
Owner occupied			89.6%
Second home			8.1
Investor			2.3
Documentation type:
Full/Alternative			51.5%
Other			48.5
Loan purpose:
Purchase			55.6%
Cash-out refinance			26.4
Rate & term refinance			18.0
Original loan-to-value:
80.01% and over			2.9%
70.01%-80.00%			69.5
60.01%-70.00%			16.5
50.01%-60.00%			6.3
50.00% or less			4.8
Weighted average original loan-to-value			73.7%
Property type:
Single family			62.8%
Condominium			10.9
PUD			21.8
Other residential			4.5
ARM loan type:
3-year hybrid			39.0%
5-year hybrid			59.3
Other			1.7
ARM interest rate caps:
Initial cap:
Under 3.00			9.8%
3.01-4.00			0.0
4.01-5.00			21.9
5.01-6.00			68.3
Periodic cap:
None			1.3%
Under 1.00%			0.4
Over 1.00%			98.3
Percent of interest-only loan balances			77.8%
Weighted average FICO (1) score:			732

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. In accordance with recent SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been described below. Additional information regarding our accounting policies is contained in Note 1 to the Consolidated Financial Statements.

Derivatives and Hedging Activities

We utilize derivatives to manage interest rate risk exposure. In accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," all derivative instruments are recorded at fair value. We designate every derivative instrument as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of the variability of cash flows to be paid related to either a forecasted or recognized liability ("cash flow hedge"), or (3) a free-standing derivative instrument.

To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We determine the effectiveness of our interest rate risk management activities using standard statistical measures. If we are unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings. As discussed in the Explanatory Note at the beginning of this Form 10-K, we were not generally eligible to utilize hedge accounting for all periods presented except for certain of our hedging activities for the quarter ended December 31, 2004. See Note 5 of our consolidated financial statements for further information pertaining to our accounting for derivatives and hedging activities.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the change in the fair value of the hedged asset or liability, are recorded in earnings. Our fair value hedges are used primarily for mortgage loans held for sale.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in OCI to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Our cash flow hedges are used primarily to hedge the financing cost for forecasted or recognized mortgage-backed collateralized debt obligations.

We obtain the fair value of Eurodollar futures, "to be announced" ("TBA") securities, options on TBA securities and interest rate swaps and caps from quoted market prices.

The fair value of forward sale commitments to deliver mortgages is estimated using current quoted market prices for dealer or investor commitments as applies to our existing positions.

The fair value of an Interest Rate Lock Commitment ("IRLC") is based on an estimate of the fair value of the underlying mortgage loan, and given the probability that the loan will fund within the terms of the IRLC. After issuance, the value of an IRLC can change and be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the underlying loan will fund is driven by a number of factors, in particular, the change, if any, in mortgage rates after the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applicant, purpose for the loan (purchase or refinance) and the application approval rate.

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

Interest Income on Portfolio ARM Loans

Interest income is accrued based on the outstanding principal amount and contractual terms of our loans. Direct loan origination fees and costs are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method. Estimating prepayments and estimating the remaining lives of the loans requires management judgment, which involves consideration of possible future interest rate environments. The actual lives could be more or less than the amount estimated by management. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk Management in this Form 10-K for further details.

Loan Loss Reserves

MortgageIT's historical operations had an insignificant amount of loan losses due to default or non-performance on the loans primarily because mortgage loans were sold soon after being originated. Because we now hold loans for investment, we record an allowance for loan losses reflecting our estimate of future loan default losses. Our Portfolio ARM Loans are collectively evaluated for impairment, as the loans are homogeneous in nature. The allowance is based upon management's assessment of the various risk factors affecting our investment loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing loss provisions charged to operating income and are reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimates required and the potential for imprecision. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Historically we have accounted for stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We have not reflected stock option-based employee compensation cost in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Under the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation," effective in the period ending September 30, 2005, we will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

The grant date fair value of employee stock options will be measured using an appropriate option-pricing model. See Note 1 to the Consolidated Financial Statements for an illustration of the effects on net income (loss) had we applied the fair value recognition provisions of SFAS No. 123R beginning January 1, 2002. The Company will adopt this statement when effective and is currently evaluating the impact.

In 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, which contains guidance for valuing loan commitments accounted for as derivatives under SFAS No. 133. Under SAB No. 105, any expected future cash flows related to the customer relationship or loan servicing must be excluded from the estimation of fair value. SAB No. 105 is effective for loan commitments accounted for as derivatives entered into subsequent to March 31, 2004. The adoption SAB No. 105 did not have any effect on our consolidated financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued statements of Position 03-3. "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses the accounting for acquired impaired loans and loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. Because we acquire loans generally underwritten to "A" quality standards, we do not expect the adoption of SOP 03-3 to have a material effect on our financial condition, results of operations or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosure about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised ("Fin 46R") in December 2003, is required for periods ending after December 15, 2003. During 2004, the Company created various trusts (see note 6 to consolidated financial statements) which were utilized in connection with the securitization of mortgage loans and other financial activities. These trusts are deemed to be variable interest entities for which we have determined that the Company is the primary beneficiary. Accordingly, the assets, liabilities and operations are included in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. It is our policy to have adequate liquidity available at all times. As a result of our initial public offering, which was completed on August 4, 2004, we believe our existing cash balances, funds available under our credit facilities and cash flows from operations are sufficient to fund our current level of operations for at least the next 12 months. We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis.

Liquidity from Mortgage Investment Operations

The principal sources of liquidity for our mortgage investment operations are the issuance of mortgage-backed securities, repurchase agreements, and principal payments and net interest earned from our Portfolio ARM Loans. The net interest income earned from our Portfolio ARM Loans is the primary source of income and liquidity for the payment of dividends to our stockholders. We believe that our liquidity level is in excess of that necessary to pay dividends to our stockholders and to satisfy our operating requirements.

Loan securitizations are the primary funding source for our Portfolio ARM Loans.

We securitize mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The loan securitization process benefits us by creating highly liquid securitized assets that can be readily financed in the capital markets. We believe there is a reliable and stable market for term financing of investment grade mortgage-backed securities that we issue.

In September 2004 and November 2004, we completed securitization transactions in which we securitized ARM loans into a series of pro rata pay, floating-rate securities. The securitization process benefits us by enabling us to issue permanent financing that is not subject to rollover risk or margin calls, and by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market.

In these transactions, we issued AAA and AA-rated floating-rate pass-through certificates totaling $1.36 billion to third party investors, and retained $79.8 million of subordinated certificates, which provide credit support to the higher-rated certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these mortgage-backed securities we incurred securitization costs of $4.2 million, including investment banking fees, legal fees and other related costs. The securitization costs are amortized over the expected life of the mortgage-backed securities.

As of December 31, 2004, outstanding mortgage-backed securities were collateralized by ARM loans with a remaining principal balance of approximately $1.4 billion. These mortgage-backed securities mature between 2033 and 2034 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20% of their original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately four years.

In January 2005, we completed our third securitization in which we issued AAA and AA-rated floating rate securities totaling $978.0 million to third party investors, and retained $22.0 million of subordinated certificates which provide credit support to the higher rated certificates.

We also utilize repurchase agreements as a source of financing for our mortgage investment operations. These arrangements vary in size and other characteristics among multiple providers. In particular, repurchase agreements have terms that will vary with respect to advance rates, interest spreads, size, duration and other characteristics depending on the nature of the underlying collateral in the program.

Under these agreements, we sell some or all of the retained interest in our mortgage-backed securities to a counterparty and we agree to repurchase those assets at a future date. At maturity, we purchase the assets back from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of December 31, 2004, we had $67.7 million of repurchase agreements outstanding.

These financing arrangements are short-duration facilities, generally 30 days, secured by the retained interest in our residential mortgage-backed securities, the value of which may move inversely with changes in interest rates. A decline in the market value of our investments may limit our ability to borrow or result in lenders requiring additional collateral. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses.

In addition, we draw down on all of our warehouse facilities, except for the facility with Residential Funding Corporation ("RFC"), to finance loans that are held for securitization by the REIT.

Liquidity from Mortgage Banking Operations

For our mortgage banking operations, our principal sources of liquidity are our warehouse facilities and our principal use of liquidity is the origination of new mortgage loans.

Warehouse facilities

To originate a mortgage loan, MortgageIT utilizes its short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. As of December 31, 2004, the aggregate maximum amount available for additional borrowings under these warehouse facilities was approximately $345.5 million.

As of December 31, 2004, MortgageIT maintained three warehouse facilities aggregating $2.65 billion with major lenders that are used to fund mortgage loan originations. These facilities bear interest at

LIBOR plus a spread based on the types of loans being funded. The documents governing MortgageIT's warehouse facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require it to maintain a minimum ratio of total liabilities to tangible net worth, minimum levels of tangible net worth, liquidity and stockholders' equity and maximum leverage ratios, as well as to comply with applicable regulatory and investor requirements.

As of December 31, 2004, the first facility, with UBS Real Estate Securities, Inc. ("UBS") had an uncommitted credit limit of $1.25 billion, which includes a mortgage loan sale conduit facility. As of December 31, 2004 and 2003, we had outstanding on the line $798.8 million and $164.2 million, respectively. This credit facility expires in August 2005.

As of December 31, 2004, the second facility, with Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch"), had a partially committed credit limit of $1.0 billion collateralized by the specific mortgage loans funded. As of December 31, 2004 and 2003, we had approximately $906.3 million and $79.6 million, respectively, outstanding on this facility. This credit facility expires in August 2005.

As of December 31, 2004, the third facility, with RFC, has a committed credit limit of $400 million collateralized by the specific mortgage loans funded. As of December 31, 2004 and 2003, MortgageIT had outstanding approximately $164.3 million and $56.9 million, respectively, on this facility. This credit facility expires in April 2005.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit, was approximately 2.6% and 3.0% for the years ended December 31, 2004 and 2003, respectively.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. In addition, two of the facilities contain various financial covenants and restrictions, including a requirement that we maintain specified leverage ratios and net worth amounts. As of September 30, and December 31, 2004, we were not in compliance with the net income covenant in the UBS facility. In addition, as of July 31, August 31, September 30, November 30, and December 31, 2004, MortgageIT was not in compliance with certain other covenants contained in certain of its credit facilities. However, we obtained waivers from the lenders with respect to these covenant defaults. The agreements also contain covenants limiting our ability to:

•	consolidate, merge or enter into similar transactions;

•	transfer or sell assets;

•	create liens on the collateral; or

•	change the nature of its business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

These limits may in turn restrict our ability to pay cash or stock dividends on our common stock. In addition, under the warehouse facilities, we cannot continue to finance a mortgage loan that we hold through the warehouse facility if:

•	the loan is rejected as "unsatisfactory for purchase" by the ultimate investor and has exceeded its permissible warehouse period, which varies by facility;

•	we fail to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

•	the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).

In addition to the UBS, Merrill Lynch and RFC warehouse facilities, MortgageIT has entered into a mortgage loan purchase agreement with UBS, which we refer to as a conduit facility. Under this agreement, UBS purchases a loan from MortgageIT, which enables MortgageIT to record the sale and recognize the gain on sale. Upon sale, MortgageIT removes both the loans and the corresponding warehouse liability from its balance sheet. A third party subsequently purchases the loan directly from UBS. MortgageIT facilitates the final settlement of the loan sale between UBS and the third party, and receives a performance fee for services provided to UBS. MortgageIT classifies the performance fee as brokerage revenue. The capacity available under the conduit facility is included in the $1.25 billion warehouse facility. The overall facility capacity at any given time is reduced by the outstanding balance on the warehouse facility plus the outstanding balance of the conduit facility. The conduit facility is not a committed facility and may be terminated at the discretion of UBS.

In addition to the UBS, Merrill Lynch and RFC warehouse facilities, and the UBS conduit facility, MortgageIT has entered into a $15 million Note Purchase Agreement with Technology Investment Capital Corp. ("TICC"), whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured promissory notes (the "Notes") to TICC. The proceeds from the sale of the Notes provide working capital for MortgageIT. The Notes bore interest at a rate of 10% per annum through September 30, 2004, and bear interest at the rate of 7.5% per annum for the period from October 1, 2004 through March 31, 2005. Beginning on April 1, 2005, the Notes will bear interest at the rate of 10% per annum. Interest on the Notes is payable quarterly in arrears.The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. As of December 31, 2004 MortgageIT was in compliance with all of the restrictions and covenants contained in the Note Purchase Agreement except the warehouse line ratio, for which a waiver has been obtained.

MortgageIT makes certain representations and warranties, and is subject to various affirmative and negative financial and other covenants, under the terms of both the warehouse credit facilities and certain investor loan sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the investors' underwriting standards and the accuracy of information. In the event of a breach of these representations, warranties or covenants or in the event of an early payment default, these loans may become ineligible collateral for the warehouse credit facilities or may become ineligible for sale to an investor, and MortgageIT may be required to repurchase the loans from the warehouse lender or the investor. MortgageIT has implemented procedures to help ensure quality control and conformity to underwriting standards and to minimize the risk of being required to repurchase loans. MortgageIT has been required to repurchase loans it has sold from time to time; however, these repurchases have not had a material impact on the results of operations of MortgageIT.

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

Cash and Cash Equivalents

Our cash and cash equivalents increased to $70.2 million at December 31, 2004 from $22.3 million at December 31, 2003. Our primary sources of cash and cash equivalents during the period ended December 31, 2004 were as follows:

•	a $163.4 million initial public offering;

•	a $1.33 billion increase in collateralized debt obligations;

•	a $1.57 billion increase in warehouse lines payable; and

•	a $67.7 million increase in repurchase agreements.

Our primary uses of cash and cash equivalents during the twelve months ended December 31, 2004 were as follows:

•	a $3.06 billion increase in Portfolio ARM Loans and mortgage loans held for sale;

•	a $19.2 million increase in hedge instruments; and

•	a $18.4 million increase in accounts receivable.

MortgageIT's cash and cash equivalents increased to $22.3 million at December 31, 2003, from $2.1 million at December 31, 2002. MortgageIT's primary sources of cash and cash equivalents during the year ended December 31, 2003 were as follows:

•	a $109.5 million decrease in mortgage loans held for sale;

•	a $9.0 million increase in notes payable and other debt;

•	a $4.9 million decrease in accounts receivable; and

•	a $3.5 million decrease in restricted cash.

MortgageIT's primary uses of cash and cash equivalents during the year ended December 31, 2003 were as follows:

•	a $113.2 million repayment of warehouse lines payable;

•	a $14.1 million repayment of notes payable and other debt;

•	a $3.6 million to purchase property and equipment; and

•	a $1.0 million decrease in accounts payable.

Payment of Dividends

On December 16, 2004, we declared our initial common stock dividend of $0.44 per share. The dividend was distributed in January 2005 and was generated from our operating activities. The total cash dividend of approximately $8.5 million exceeded the minimum taxable income distribution requirements for the year.

We are required to make annual distributions of our income to our stockholders in order to maintain our REIT status and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to avoid corporate income tax and the nondeductible excise tax. Further, certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could, for example include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to: (1) sell assets under adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

INFLATION

For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. To the extent inflation increases in the future at a rate that is faster than the market currently anticipates, interest rates are also likely rise, which would likely reduce the number of mortgage loans we originate. A reduction in the number of loans we originate resulting from increased inflation would adversely affect our future results of operations. Additionally, to the extent that the investment portfolio earnings are sensitive to rising interest rates, unanticipated increases in inflation may adversely affect our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at December 31, 2004 (in thousands):

	Payments due by Period
	(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)(2)	$1,331,986	$26,621	$9,836	$15,480	$1,280,049
Warehouse lines payable	1,869,385	1,869,385	—	—	—
Repurchase agreements	67,674	67,674	—	—	—
Operating leases (3)	30,806	7,572	12,980	8,527	1,727
Notes payable	15,000	—	15,000	—	—

(1)	Excluding debt issuance costs.

(2)	Maturities of our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience pre-payments and/or loan losses.

(3)	Net of subleases.

RISK FACTORS

Risks Related to Our Business

We have a limited operating history.

We were formed in March 2004 for the purposes of becoming the parent holding company of MortgageIT, a mortgage banking company, and to conduct mortgage investment operations by building a leveraged mortgage loan portfolio. We commenced our mortgage investment operations upon the completion of our acquisition of MortgageIT and our initial public offering in August 2004, and, therefore, there is a limited operating history and a limited amount of historical financial data from which you can evaluate our mortgage investment business.

Our past operating results may not indicate our future results.

MortgageIT's growth rate has benefited from low interest rates and a period of economic growth in the residential mortgage banking industry. We do not know whether these favorable conditions will continue. Due to stable and decreasing interest rates over recent years, MortgageIT's historical performance may not indicate future results of our mortgage banking operations in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates continue to rise. In addition, our business strategy of building a leveraged portfolio of residential mortgage loans affects the comparability of our results, cash flows and financial condition against prior periods, since beginning in the second half of 2004 we have been retaining rather than selling a material portion of the loans we originate. We also have incurred and will continue to incur additional costs as a public company. In light of this growth and changes in our business, our historical performance and operating and origination data may not be predictive of our future performance.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets might not change as rapidly due to our strategy of funding longer-term assets with shorter-term liabilities.

We believe that our primary interest rate exposure relates to our mortgage loans, mortgage-backed securities and variable-rate debt, as well as the interest rate swaps and caps that we utilize for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate or acquire mortgage loans or mortgage-backed securities, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets might not change as rapidly due to our strategy of funding longer-term assets with shorter-term liabilities. This would adversely affect our profitability.

While interest rates have generally been low over the past few years, any increase in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the number of mortgages available to be originated by our mortgage banking operations, and subsequently acquired by our mortgage investment operations, which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates.

Interest rate movements between the date that MortgageIT commits to originate mortgages and the date that MortgageIT sells mortgages could adversely affect our gains on sale.

Our taxable REIT subsidiary, MortgageIT, is subject to the risk of rising mortgage interest rates between the time it commits to originate mortgages at a fixed price through the issuance of interest or other rate-locks and the time it sells those mortgages or transfers them to our mortgage investment operations. Increases in interest rates during such period will generally result in a decrease in the market value of mortgages that MortgageIT has committed to originate at a fixed price, which have not been sold or which were not properly hedged. As a result, a smaller gain or even a loss may be recorded upon the sale or transfer of those mortgages.

Increases in interest rates may adversely affect us and the market value of our assets.

Increases in interest rates may negatively affect borrowers' ability to timely pay their mortgage loan obligations, residential property values and the market value of our mortgage-related assets. Our fixed-rate securities and loans generally will be affected more negatively by these increases than our adjustable-rate securities and loans. Generally accepted accounting principles, or GAAP, requires us to reduce our stockholders' equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets and securities held for sale.

Loan prepayment rates may increase, adversely affecting yields on our investment in mortgage loans and mortgage-backed securities.

In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets with lower yields than the yields on the assets that were prepaid. In addition, the market value of any mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. In addition, our mortgage investment operations will be affected by prepayment rates under varying interest rate environments with respect to subordinate classes of mortgage-backed securities and residual interests we hold because prepayments accelerate the cash flows to the investors who receive the principal payments early but never receive the future interest payments that would have been made on that principal.

An increase in market rates of interest may result in a decrease in our net interest margin because of the adjustable-rate borrowings we utilize to fund ARM and hybrid ARM loans, which may have interest rate caps and/or have fixed interest rates for an initial period of time.

Our mortgage loan portfolio includes mortgages that are hybrid ARM mortgage loans. These are mortgages with fixed interest rates for an initial period of time, after which they bear interest based upon short-term interest rate indices and adjust periodically. We fund these mortgages with adjustable-rate borrowings having interest rates that are indexed to short-term interest rates and which adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable-rate borrowings and the interest rate on the hybrid ARM loan is fixed, our net interest margin will decrease or become negative.

Adjustable-rate mortgages typically have interest rate caps, which limit interest rates charged to the borrower during any given period, and substantially all of the ARM loans being originated by us contain interest rate caps. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, and absent any hedging activities, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our ARM assets would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss.

Our hedging transactions may limit our gains or result in losses.

We have a general policy to use derivatives for risk management purposes, which includes hedging our liabilities. The use of derivatives to hedge liabilities has certain risks, including the risk that losses on a hedging transaction will reduce the amount of cash available for distribution to our stockholders and that losses may exceed the amount invested in derivative instruments. To the extent consistent with maintaining our status as a REIT and the requirements of our risk management policy, we may use derivatives, including interest rate swaps and caps, Eurodollar contracts, forward contracts and futures contracts, in our risk management strategy to limit the effects of changes in interest rates on our operations. However, the use of derivatives as hedge instruments may not be effective in eliminating the risks inherent in any particular position. The derivative instruments that we utilize also have their own risks, which include:

•	basis risk, which consists of the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost;

•	credit or default risk, which consists of the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations in such transaction; and

•	legal risk, which consists of the risk that we are unable to enforce certain terms of such instruments.

All or any of such risks could expose us to losses. Consequently, our profitability may be adversely affected during any period as a result of the use of derivatives in a hedging transaction.

The mortgage loans that we hold are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

Our residential mortgage loans are secured by residential properties and are subject to risks of delinquency, foreclosure and loss of principal and interest. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, the ability of the borrower to repay its mortgage loan may be affected by, among other things:

•	property location and condition;

•	competition and demand for comparable properties;

•	changes in zoning laws for the property or its surrounding area;

•	environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions;

•	declines in regional or local real estate values;

•	increases in interest rates and/or real estate tax rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and tax laws; and

•	acts of God, natural disasters, war, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held in our mortgage loan portfolio, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flow from operations and could limit the amount we have available for distribution to our stockholders. We are exposed to greater risks of loss where we make both a first and second lien mortgage loans on the same property and do not have the benefits of private mortgage insurance. Our securitizations would also be affected adversely by losses on our mortgage loans that have been included in any such securitization.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court. The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan. In addition, to the extent that the mortgage loans we originate experience relatively high rates of delinquency and/or foreclosure, then we may be unable to securitize our mortgage loans on terms that are attractive to us, if at all.

Our mortgage loan originations historically have been concentrated in specific geographic regions and any adverse market or economic conditions in those regions may have a disproportionately adverse effect on the ability of our customers to make their loan payments.

Our mortgage loan originations have been and may in the future be concentrated in specific geographic regions. For example, for the years ended December 31, 2004 and 2003, approximately 66% and 59%, respectively, of our originated mortgage loans, as measured by principal balance, were secured by properties located in California, New York or Texas (45% and 24%, respectively, of which were secured by properties located in California). In addition, for the year ended December 31, 2004, approximately 77% of the mortgage loans held in our REIT portfolio, as measured by principal balance, were secured by properties located in California, Arizona or Washington, with approximately 69% secured by properties located in California.

Adverse market or economic conditions in a particular state or region where we have significant investments may disproportionately increase the risk that borrowers in that region are unable to make their mortgage payments. In addition, the market value of the real estate securing those mortgage loans could be adversely affected by adverse market and economic conditions in that region. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in that state or geographic region could adversely affect our net interest income from loans in our investment portfolio and our ability to make distributions to our stockholders. In addition, our ability to originate, sell and securitize loans would be significantly affected, which would result in a decrease in our originations and gains on sale of loans.

Adverse economic conditions or declining real estate values would likely result in a reduction of our mortgage origination activity, which would adversely affect our ability to grow our mortgage loan portfolio and thus our net income.

An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition, particularly if accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. To the extent that the market value of the property underlying our mortgage loans decreases, our loans might be impaired, which might decrease the value of our assets. Further, declining real estate values significantly increase the likelihood that we will incur losses on loans we acquire in the event of default. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Some of the loans we originate are subprime, rather than prime, and generally have delinquency and default rates higher than prime loans, which could result in higher loan losses.

We currently originate subprime loans, although all subprime loans are sold in the secondary market and none are retained in our portfolio. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. We bear the risk of delinquency and default on subprime mortgage loans when we originate them. In whole loan sales, our risk of delinquency typically only extends to the first payment. We also assume the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies. However, we cannot assure you that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be harmed. During the year ended December 31, 2004, we originated $851.7 million of subprime mortgage loans, which constituted 6.5% of our total originations.

Certain of the mortgage products we offer may expose us to greater credit risks, including the risks of delinquencies and/or credit losses, which may adversely impact our earnings.

During the years ended December 31, 2004 and December 31, 2003, we originated $3.6 billion and $651.2 million of Alt A mortgage loans through MortgageIT, which represented 27.4% and 5.5%, respectively of total originations during such periods. At December 31, 2004, we held $1.75 billion of Alt A mortgages through our mortgage investment operations, which represented 68% of total loans held for investment. Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk.

A decline in the market value of our assets may limit our ability to borrow and may lead to losses on our investments.

A decline in the market value of our investments may limit our ability to borrow or result in lenders requiring additional collateral or initiating margin calls under our repurchase agreements. As a result, we could be required to sell some of our investments under adverse market conditions to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses. A default under our repurchase agreements could also result in the liquidation of the underlying investments used as collateral and result in a loss equal to the difference between the value of the collateral and the amount owed under our repurchase agreements.

If we are unable to generate sufficient liquidity, we will be unable to conduct our operations as planned.

If we do not generate sufficient liquidity, we will be unable to continue to grow our operations, grow our asset base, maintain our hedging policy and pay dividends. We derive our liquidity for our mortgage investment operations from the following sources:

•	issuance of mortgage-backed securities;

•	use of reverse repurchase agreements;

•	receipt of principal and interest payments from ARM and hybrid ARM loans that we retain during the period between origination and sale to our investment operations or to a third-party investor; and

•	net interest earned from securitized loans.

In addition to the foregoing sources of liquidity, MortgageIT derives its liquidity from five warehouse facilities with major lenders that are used to fund mortgage loan originations through our mortgage banking operations. We cannot assure you that any of our sources of liquidity will continue to be available to us or that we will be able to negotiate favorable terms. Our ability to meet our long-term liquidity requirements is subject to the renewal of credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. In addition, our existing lines of credit and future lines of credit will generally be short-term and, in certain cases, not fully committed (such that they can be terminated with minimal notice) and, in the case of repurchase facilities, subject to margin calls. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets in the future could have a negative impact on our earnings growth and also our ability to pay dividends.

Our use of leverage may adversely affect the return on our investments, which may reduce cash available for distribution to our stockholders.

Our mortgage portfolio is currently leveraged through the use of repurchase agreements, securitizations and other borrowings. The amount of leverage we incur will vary depending on our equity, our ability to obtain borrowings and our lenders' estimates of the value of our portfolio's cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our portfolio.

Our debt service payments reduce the net income available for distributions to our stockholders. We may not be able to meet our debt service obligations in the future and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. A decrease in the value of our assets may lead to margin calls on repurchase agreements that we will have to satisfy. We may not have the funds available to satisfy any margin calls. There is no limitation on the aggregate amount of our borrowings. We currently have a target overall investment portfolio leverage ratio of 14 to 16 times our equity, and our investment portfolio leverage ratio as of December 31, 2004 was approximately 14 times our equity. We may change our target leverage ratio, up or down, subject to market conditions, covenants contained in our financing facilities and other factors. We and our subsidiaries had outstanding indebtedness, including obligations under our warehouse facilities, mortgage loan repurchase facilities, securitization borrowings and other sources of borrowing of approximately $3.3 billion as of December 31, 2004.

Our business strategy is focused on acquiring and retaining self-originated ARM and hybrid ARM loans in our portfolio and our success will depend on our continued ability to originate such loans in the volume required to meet our investment objectives.

As part of our business strategy, we are focused upon the acquisition and retention of a portfolio of high quality prime ARM and hybrid ARM loans comprised primarily of mortgage loans that we originate through our taxable REIT subsidiary, MortgageIT. If MortgageIT is unable to originate ARM and hybrid ARM loans that meet our investment objectives, it could have an adverse effect on our net income, which could adversely impact our ability to make distributions to our stockholders. For the years ended December 31, 2004 and December 31, 2003, $6.1 billion and $2.7 billion, or approximately 46.7% and 22.4%, respectively, of MortgageIT's mortgage loan originations, as measured by principal balance, consisted of ARM and hybrid ARM loans.

We have limited experience in making provisions for loan losses, and our allowance for loan losses may be inadequate to cover potential future losses in our mortgage loan portfolio.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our portfolio of mortgage loans. We periodically determine the amount of the allowance based upon our consideration of several factors, including:

•	an ongoing review of the size, quality and risk of our portfolio of mortgage loans, as well as specific known risks;

•	our historical loan loss experience with similar types of loans;

•	the amount of past due and nonperforming loans;

•	regular reviews of loan delinquencies;

•	the value of the collateral securing the loans;

•	evaluation of economic and interest rate conditions; and

•	relevant industry data.

There is no precise method of predicting losses on mortgage loans held in our portfolio, and we make various assumptions and judgments with respect to the factors listed above. These assumptions and judgments are inherently uncertain, and, if they prove to be wrong, then we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. In addition, because we have limited loan loss experience and limited experience evaluating the adequacy of an allowance for loan losses, the risk of charge-offs in excess of our allowance for loan losses may be greater than if we had more experience in this area. Any additions to the allowance for loan losses could significantly impact our results of operations, financial condition, the price of our common stock and our ability to make distributions to our stockholders.

The terms of MortgageIT's warehouse credit facilities contain restrictive financial and other covenants, which may restrict MortgageIT's ability to pay dividends to us in situations where MortgageIT is not in compliance with such covenants.

The terms of MortgageIT's warehouse credit facilities contain restrictive financial and other covenants that, among other things, will require MortgageIT to maintain a minimum ratio of total liabilities to tangible net worth, minimum levels of tangible net worth, liquidity and stockholders' equity, maximum leverage ratios, as well as to comply with applicable regulatory and other requirements. If MortgageIT is not in compliance with these financial and other covenants in the warehouse credit facilities, its ability to pay dividends to us may be restricted, which could reduce the earnings available for distribution to our stockholders.

We have sought and received waivers and amendments to our financing facilities to cure prior defaults.

As of December 31, 2004, we were not in compliance with the net income requirement and warehouse line ratio of certain of our warehouse facilities. While we were able to obtain waivers of these defaults, there is no assurance that we will not have further breaches or defaults or that any future breaches or defaults will be waived and not result in defaults under our financing facilities. Such defaults could result in acceleration of all or substantially all our indebtedness and the loss of earning assets securing our indebtedness, which would also adversely affect the market value of our shares of common stock and the cash available for distribution to our stockholders.

Our business would suffer if we are unable to sell the mortgage loans that we originate and that are not transferred to our mortgage investment operations.

We sell all of the mortgage loans that we originate and that are not transferred to our mortgage investment operations. Our ability to sell mortgage loans that are not transferred to our mortgage investment portfolio depends on the availability of an active secondary market for residential mortgage loans, which, in turn, depends on the continuation of programs that currently are offered by Fannie Mae, Freddie Mac and other institutional investors upon which we rely. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, like Freddie Mac and Fannie Mae, are government-sponsored enterprises whose activities are governed by federal law, including capital adequacy requirements. Any future changes in laws or regulations, or other changes in the capital requirements, oversight, or activities of these government-sponsored enterprises could harm our mortgage banking business, as these likely would disrupt the secondary markets for mortgage loans and mortgage servicing rights, and the spreads or profits available in such markets. Moreover, the recent accounting changes, restatements and disclosures regarding the accounting risk management practices of the government-sponsored entities and inquiries regarding such practices by their regulators and the press may result in additional oversight or regulations that could have an adverse affect on our mortgage banking business.

Our ability to sell mortgage loans to third parties also depends on our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac and other institutional and non-institutional investors. Such investors may change the criteria for mortgage loans to be accepted under these programs, and if we lose our eligibility for any reason, or if our eligibility is impaired, then our mortgage banking business would be harmed. Changes in laws in the states where we operate could adversely affect our ability to sell our loans. Our profitability from participating in any of these programs may vary depending on a number of factors, including our administrative costs of originating and selling qualifying mortgage loans, and the costs imposed upon us by the purchasers' programs. Any decline in our profitability from participating in these programs would harm our mortgage banking business.

We may be required to repurchase mortgage loans that have been sold and we may be required to indemnify holders of our mortgage-backed securities, which could adversely affect our cash flow and limit our ability to make distributions to our stockholders.

If any of the mortgage loans that we originate and sell or that we pledge to secure warehouse credit facilities or any of the mortgage-backed securities that we issue in our securitizations do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may, in the case of loans that we have financed, be required to repurchase those loans or, in the case of the loans we have securitized or sold, repurchase the loans or replace them with substitute loans with similar characteristics. If we were to breach any of our representations and warranties, then we may have to bear any associated losses directly. In addition, in the case of breaches relating to loans that we have sold, we may be required to indemnify the purchasers of such loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Also, in most cases, if a borrower misses the first payments on a mortgage loan, or if the borrower pre-pays the mortgage loan within a specified time of its origination, we are required to repurchase the loan. Repurchased loans typically require an allocation of working capital to carry on our books, and our ability to borrow against such assets is limited, which could limit the amount by which we can leverage our equity. Any significant repurchases or indemnification payments could significantly harm our cash flow and results of operations and limit our ability to make distributions to our stockholders.

We may be subject to losses due to misrepresented or falsified information or if we obtain less than full documentation with respect to our mortgage loans.

When we originate mortgage loans, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant's loan application, property appraisal reports, title information and employment and income documentation. If any of this information is misrepresented or falsified and if we do not discover it before funding a loan, the actual value of the loan may be significantly lower than anticipated. As a practical matter, we generally would bear the risk of loss associated with a misrepresentation, whether the loan applicant, the mortgage broker, another third party or one of our employees makes it. A loan subject to a material misrepresentation typically cannot be sold or is subject to repurchase or substitution if it's sold or securitized prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect from them any monetary losses that we may have suffered.

In the case of certain loan products, we do not receive full documentation of the borrower's income and/or assets. Instead, we base our credit decision on the borrower's credit score and credit history, the value of the property securing the loan and the effect of the loan on the borrower's debt service requirements. During the year ended December 31, 2004, we received less than full documentation of the borrower's income and/or assets on approximately 43% of mortgage loans, as measured by principal balance, which we originated. We believe that there is a higher risk of default on loans where there is less than full documentation of the borrower's income and/or assets.

We price our mortgage products to reflect risk, but our pricing terms may not be able to protect us from loss.

In pricing and determining customer eligibility for our mortgage loan products, we consider a variety of factors, including, among other things, the amount and type of documentation of the borrower's income and/or assets, the borrower's credit score and history, the property value securing the loan, the effect the loan may have on the borrower's debt service requirements and the loan-to-value ratio. We assess the risks related to each of these factors and price our loan products according to our final risk assessment. The pricing and terms of our loan products, however, may not ultimately protect us from the risk of default on loans that we originate. In the event of defaults, we may experience losses, which would negatively affect our cash flows and results of operations as the losses are incurred.

We are exposed to environmental liabilities with respect to properties to which we take title, which may result in losses.

In the course of our business, we may foreclose and take title to residential properties securing our mortgage loans, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially adversely affected.

Our directors have approved broad investment guidelines for us and do not approve each investment we make and our guidelines and strategy may be changed without stockholder consent.

We are authorized by our board of directors to invest in accordance with broad investment guidelines. Our board of directors periodically reviews our investment guidelines and our portfolio. However, our board of directors does not review each proposed investment. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our executive officers. Furthermore, transactions entered into by us may be difficult or impossible to unwind by the time they are reviewed by our directors. We have substantial discretion within our broad investment guidelines to determine the types of assets that we believe are proper investments for us.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Form 10-K. A change in our investment strategy may increase our exposure to, among other things, credit risk, interest rate risk and real estate market fluctuations.

Certain of our assets generate substantial mismatches between REIT taxable income and cash available for distribution, which could adversely affect our liquidity and our ability to make distributions to our stockholders.

Certain of our assets generate substantial mismatches between REIT taxable income and available cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income in order to comply with the

REIT distribution requirements could cause us to (1) sell assets under adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt.

We rely on key personnel with long-standing business relationships, the loss of any of whom would impair our ability to successfully operate.

Our continued future success depends, to a significant extent, on the continued services of Doug W. Naidus, our chief executive officer, and other key members of our senior management team. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective mortgage loan origination channels is critically important to the success of our business. Although we have entered into employment agreements with Mr. Naidus and certain of our other senior executives, these executives may not remain employed by us. We currently maintain key person life insurance on several of our senior executive officers. Nevertheless, the loss of services of one or more members of our senior management team could harm our business and our prospects.

We may not have the right personnel to execute our strategy and operate as a REIT.

Our strategy, which is focused on managing a leveraged portfolio of prime ARM and hybrid ARM loans and mortgage-backed securities, differs from the historic strategy originating loans and generating income from gain on sale of loans and brokerage fees. Also as part of our strategy, we intend to be treated as a REIT under the Code, effective for our first short taxable year ended December 31, 2004. While our key management personnel has had extensive experience in mortgage banking and managing investment portfolios, there can be no assurance that such individuals will have the appropriate experience or synergy as a management team to execute our strategy. The inability to effectively implement our strategy, including operating as a REIT, could harm our business and our prospects.

We face intense competition that could adversely affect our market share and our revenues.

We face intense competition from finance and mortgage banking companies, other mortgage REITs, internet-based lending companies where entry barriers are relatively low, and, to a growing extent, from traditional bank and thrift lenders and securities brokers that are active participants in the mortgage industry. As we seek to expand our loan origination business further and build our portfolio of mortgage loans and mortgage-backed securities, we face a significant number of additional competitors, many of whom are well established in the markets we operate within and seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established for a longer period of time in certain market areas that we target and have far greater financial and other resources than we do.

We anticipate that the majority of our competition will be in the mortgage industry. In addition to mortgage banking companies, internet-based lending companies, traditional banks and thrift lenders securities brokers, and the government-sponsored entities, Fannie Mae and Freddie Mac, are also expanding their participation in the mortgage industry. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, they do have the authority to buy the same type of loans that we intend to hold for investment, and thereby indirectly compete for these products by providing purchase facilities to competitive mortgage loan originators. These entities, which dominate the secondary market, have lower capital costs and capital requirements than private entities, and their programs and loans made by our competitors pursuant to these programs could adversely affect our ability to compete in the mortgage industry and the value of our common stock. The recent accounting changes, restatements and disclosures regarding the accounting risk management practices of these government-sponsored entities and inquiries regarding such practices by their regulators and the press could also affect investor confidence in, and the values of the securities of, us and our competitors in the residential mortgage markets. In addition, if as a result of their purchasing practices, these government sponsored entities experience significantly higher-than-expected losses, the experience could adversely affect overall investor perception of the mortgage industry.

Competition within the mortgage industry can take many forms, including offering lower interest rates and fees, applying less stringent underwriting standards, offering enhanced customer service and convenience in obtaining loans, and offering a wide variety of loan products, including various amounts and terms, through diverse marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause us to lower the interest rates that we charge our borrowers, which could reduce our profitability and the value of the loans that we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well. If we do not relax underwriting standards in response to our competitors, we may lose market share. If we relax our underwriting standards in response to price competition, we may be exposed to higher credit risk without receiving adequate fees and interest to compensate for the higher risk. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity, results of operations, cash flows and ability to make distributions to our stockholders.

To the extent we are unable to adapt to and implement technological changes involving the loan origination process, we may have difficulty remaining competitive and our loan origination business may be adversely affected.

Our mortgage loan origination business is dependent upon our ability to interface effectively with our borrowers and other third parties and to process loan applications efficiently. The origination process is becoming more dependent upon technological advancements, such as the ability to process applications over the internet, interface with borrowers and other third parties through electronic means and underwrite loan applications using specialized software. Implementing new technology and maintaining the efficiency of the current technology used in our operations may require significant capital expenditures. As these requirements increase in the future, we will have to develop these technological capabilities fully to remain competitive or our mortgage banking business will be significantly harmed.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced growth at rates that have applied pressure to our management, administrative, operational and financial infrastructure. We expect to continue to experience those and other pressures on our organization, including the need to hire additional experienced personnel to meet our growth and our needs as a public REIT. An increase in the size of our operations may make it more difficult for us to originate quality loans in accordance with our current mortgage loan origination focus and strategies. We expect to need to attract and hire additional experienced managers and loan officers in a competitive hiring environment and, at the same time, continue to upgrade and expand our financial, operational and managerial systems and controls. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively or hire and retain qualified employees in sufficient numbers to meet our requirements. Any failure by us to manage our current level of business or our growth effectively may result in increased costs and decreased loan production, and could negatively affect our business, financial condition, liquidity, profitability, cash flows, and ability to make distributions to our stockholders.

The mortgage banking business is seasonal, and our operating results vary.

The mortgage banking industry generally is subject to seasonal variations, especially in states with adverse winter weather. Purchase money mortgage loan originations generally experience greater seasonal fluctuations than refinancings, which tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes in our markets, and accordingly purchase money mortgage originations, typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs in our mortgage banking operations. The magnitude of seasonal variations is beyond our control and could adversely affect our business, especially if we are unable to take advantage of increased mortgage volume during peak periods, or if peak periods do not produce anticipated mortgage volume. These variations will also affect our quarterly results of operations and our cash and capital requirements and the amounts available, without borrowing, for distribution to our stockholders each quarter.

Risks Related to Government Regulation

Our operations are subject to a body of complex laws and regulations at the federal, state and local levels and our failure to comply with such laws and regulations could result in civil or criminal liability.

We must comply with the laws, rules and regulations, as well as judicial and administrative decisions, of all jurisdictions in which we originate mortgage loans, as well as an extensive body of federal laws, rules and regulations. The volume of new or modified laws, rules and regulations applicable to our business has increased in recent years and individual municipalities have also begun to enact laws, rules and regulations that restrict or otherwise affect loan origination activities. The laws, rules and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. It may be more difficult to identify comprehensively, to interpret accurately, to program properly our information systems and to train effectively our personnel with respect to all of these laws, rules and regulations, thereby potentially increasing the risks of non-compliance with these laws, rules and regulations.

Applicable state laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the lender. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of loans. Mortgage loans are also subject to federal laws.

Our failure to comply with these laws, rules and regulations could lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of state licenses or permits required for continued lending operations;

•	legal defenses causing delay or otherwise adversely affecting our ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; and/or

•	administrative orders and enforcement actions.

It is difficult to determine the effect that any of these outcomes could have on our business operations, and, even if without an appropriate legal basis, their occurrence would likely result in unforeseeable expenses and diversions of management time.

Some states in which we operate may impose regulatory requirements on our officers and directors and parties holding 10% or more, and in some cases 5% or more, of our outstanding shares of common stock. If any officer, director or person holding 10%, and in some cases 5%, or more of our outstanding shares of common stock fails to meet or refuses to comply with a state's applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state. The loss of our authority to conduct business in a state, for this or any other reason, could have a material adverse effect on our business, financial condition, or results of operations.

Our operations may be adversely affected if we are subject to the Investment Company Act.

We intend to conduct our business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

To qualify for this exemption, we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. As of December 31, 2004, the percentage of our total assets in mortgages, pass-through certificates and other qualifying interests in real estate was 96%. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the Securities and Exchange Commission, or SEC, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To ensure that we continue to qualify for the exemption, we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for the exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

In recent years, federal and several state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate certain lending practices, often referred to as "predatory" lending practices, that are considered to be abusive. Many of these laws, rules and regulations restrict commonly accepted lending activities and would impose additional costly and burdensome compliance requirements on us. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, meet or exceed specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction regardless of how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on the purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, the third parties that buy our loans or provide financing for our loan originations may not want, and are not contractually required, to buy or finance loans that do not comply with these laws, rules and regulations.

These laws, rules and regulations have required us to develop systems and procedures to ensure that we do not violate these new requirements and may prevent us from making certain loans and cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. The difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for the purchase of our originated loans. Our competitors that are banks or federal thrifts may not be subject to these state laws, as federal bank regulators have preempted state laws for these competitors. Although these predatory lending laws currently are state or local laws, Congress has recently begun discussing possible federal predatory lending legislation, which, if adopted, would preempt inconsistent state laws.

We intend to avoid originating loans that meet or exceed the applicable APR or "points and fees" thresholds of these laws, rules and regulations in jurisdictions where we operate, except in the relatively small number of states in which the laws, rules and regulations relating to APR and "points and fees" thresholds allow, in our judgment, these loans to be made. Under such circumstances, we will only originate such loans within our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we elect to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could significantly harm our business, cash flow, financial condition, liquidity and results of operations, and could limit our ability to make distributions to our stockholders.

Tax Risks Related to Our Status as a REIT

Failure to qualify as a REIT would adversely affect our operations and ability to make distributions to our stockholders.

We conduct our operations so as to qualify as a REIT for federal income tax purposes. Our qualification as a REIT depends on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us nor will they be required to be made under the Code. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction and individuals may be eligible for the maximum 15% tax rate on qualified dividend income. Unless we are entitled to relief under specific statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Failing to obtain, or losing, our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions to stockholders. We might be required to borrow funds or liquidate some investments to pay the applicable tax.

In certain circumstances, we may be able to pay a penalty tax and retain our REIT status, notwithstanding our failure to satisfy one or more REIT requirements. We cannot predict, however, whether we would qualify for the relief provisions.

Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational and stockholder ownership requirements on a continuing basis.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes and to maintain such qualification, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at unfavorable times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely with the goal of maximizing profits.

In addition, the REIT provisions of the Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell mortgage-backed securities at otherwise opportune times if we believe such sales could result in us being treated as engaging in prohibited transactions. However, we would not be subject to this tax if we were to sell assets through MortgageIT or another taxable REIT subsidiary.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may substantially limit our ability to hedge mortgage-backed securities and related borrowings if we do not enter into and properly identify "tax hedges." Income from hedges that are good tax hedges and that hedge only indebtedness incurred or to be incurred to acquire or carry real estate assets are not included when calculating the REIT gross income tests. In addition, we must limit our aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources, to less than 5% of our annual gross income. As a result, we may in the future have to limit our use of non-qualified hedging techniques or implement these hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we fail to satisfy the 5% limitations we could lose our REIT status for federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, such as mortgage loans and interests in mortgage loans. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in which we acquire such securities in order to avoid losing our REIT status and suffering adverse tax consequences.

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities could result in a failure to comply with REIT gross income or asset tests.

In the event that we repurchase mortgage-backed securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Limitations on taxable REIT subsidiaries could limit the growth of our taxable REIT subsidiary.

We cannot qualify as a REIT if more than 20% of the value of our REIT's assets is represented by securities of one or more taxable REIT subsidiaries as of the end of a calendar quarter. We have elected to treat MortgageIT as a taxable REIT subsidiary, and as of December 31, 2004, our investment in MortgageIT represented approximately 3% of our REIT's assets, which is within the required 20% of the value of our REIT's assets.

The 20% limit may also constrain the growth of MortgageIT. We will need to monitor the growth of MortgageIT to make sure that its value does not exceed 20% of our assets as of the end of any calendar quarter. We expect to have sufficient leverage and acquire sufficient qualified assets such that MortgageIT will be able to grow, but we cannot provide any assurance the growth of MortgageIT and, accordingly, our profit will not be constrained.

We could exceed the 20% limit inadvertently either because of changing values of assets or because the IRS believes that we undervalued MortgageIT (other than in good faith) or overvalued other assets. If we exceed the 20% limit inadvertently at the close of a calendar quarter, we could lose our REIT status.

REIT distribution requirements could adversely affect our liquidity, profitability and future growth.

In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding any net capital gain. To the extent that we distribute at least 90%, but less than 100% of our REIT taxable income, we will be subject to corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (1) 85% of our ordinary REIT income for that year, (2) 95% of our REIT capital gain net income for that year and (3) 100% of our undistributed REIT taxable income from prior years.

We intend to continue to make distributions to our stockholders in order to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax.

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Among other things, examples of possible timing differences and mismatches include the following:

•	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income.

•	We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or mortgage-backed securities are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

•	We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make non-deductible principal payments on related borrowings.

•	We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan.

The requirement to distribute at least 90% of our net taxable income could cause us to:

•	sell assets in adverse market conditions;

•	borrow on unfavorable terms; or

•	distribute amounts that would otherwise be invested in earning assets, future acquisitions, capital expenditures or repayment of debt.

Our distributions may, from time to time, include a return of capital. Amounts distributed will not be available to fund our operating activities and growth. We expect to fund our mortgage loan originations and other operating activities by raising capital in this offering and through borrowings from financial institutions, securitization financings and future issuances of our common stock. If we fail to obtain debt or equity capital in the future, then our growth may be limited, which likely would have a negative effect on the value of our common stock.

Dividends from MortgageIT to us are discretionary; therefore, MortgageIT's income may not be available for distribution to our stockholders.

In determining our REIT taxable income available for distribution to our stockholders, we will exclude any undistributed income from our taxable REIT subsidiary, MortgageIT. The revenues associated with the loan origination and sale activities of MortgageIT will not be included in the amount of REIT taxable income available for distribution to our stockholders unless and until such income has been distributed to us in the form of dividends from MortgageIT.

Classification as a taxable mortgage pool or investment in a residual interest in a real estate mortgage investment conduit, or REMIC, could subject us or certain of our stockholders to increased taxation.

If (1) we have borrowings with two or more maturities, (2) those borrowings are secured by mortgages or mortgage-backed securities and (3) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Code. If any part of our company were to be treated as a taxable mortgage pool or if we hold a residual interest in a REMIC, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as excess inclusion income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder's net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•	be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•	be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

Recent changes in taxation of corporate dividends may adversely affect the value of our common stock.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular domestic subchapter C corporation and certain qualified foreign corporations ("qualified dividend income"). This reduced tax rate, however, generally does not apply to dividends paid to domestic noncorporate taxpayers by a REIT, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders still generally will be subject to less total federal income taxation than earnings of a non-REIT subchapter C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of non-REIT subchapter C corporations as more attractive relative to the stock of a REIT than was the case before the enactment of the legislation, because dividends from non-REIT subchapter C corporations generally will be taxed at a lower rate to the investor while dividends from REITs generally will be taxed at the same rate as the investor's other ordinary income. We cannot predict what effect, if any, this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of absolute price or relative to other investments.

Risks Related to Our Company and its Structure

The stock ownership limit imposed by our articles of incorporation may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first REIT taxable year. Our articles of incorporation, with certain exceptions, authorize our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provide that, unless exempted by our board of directors, no person may own more than 9.8% in value or number of outstanding shares of our common stock and of a combination of our common stock and any preferred stock which we may issue in the future. Our directors also have authority under our articles of incorporation to impose a similar ownership limitation as to any separate class or series of preferred stock we may issue in the future. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine that are consistent with ensuring compliance with the REIT provisions of the Code. In December 2004, our board of directors exercised its discretionary authority and permitted an investment advisor to own up to 15% of our outstanding shares of common stock until June 30, 2005, provided that no individual client account owns in excess of 9.8% of our outstanding shares of common stock at any time during the relevant period. Our articles of incorporation also prohibit anyone from buying shares if the purchase would result in us losing our REIT status. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares; and

•	will consider the shares held in trust for the benefit of a charitable beneficiary as designated by us.

The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

•	price paid by the owner;

•	if the owner did not purchase the excess shares, the closing price for the shares on the national securities exchange on which our common stock is listed on the day of the event causing the shares to be held in trust; or

•	the price received by the trustee from the sale of the shares.

This ownership limit could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at December 31, 2004 and 2003:

	December 31, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$774,194	$784,592	$787,234
ARM loans held for securitization, net	1,157,188	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,418,323	1,432,692	1,434,534
Hedging instruments	6,428,399	19,526	19,526

Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385	$1,869,385
Collateralized debt obligations, net	1,331,986	1,328,096	1,331,986
Repurchase agreements	67,674	67,674	67,674
Hedging instruments	1,039,790	1,145	1,145

	As restated
	December 31, 2003
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$323,372	$324,753	$325,214
Hedging instruments	87,030	343	343

Liabilities:
Warehouse lines payable	$300,699	$300,699	$300,699
Hedging instruments	781,280	3,202	3,202

INTEREST RATE RISK MANAGEMENT

We utilize a variety of derivative instruments in order to hedge our interest rate risk. Our hedging transactions using derivative instruments involve certain risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty can be measured as the difference between the value of the contract and the current market price. We manage this risk by using multiple counterparties and limiting our counterparties to major financial institutions with good credit ratings, and in some cases, establishing rights to collateral posted by the derivative counterparty. In addition, we monitor the credit quality of our derivative counterparties. Accordingly, we do not expect any material losses as a result of default by such counterparties. However, there can be no assurance that we will be able to adequately manage the foregoing risks, or ultimately realize an economic benefit that exceeds the costs related to these hedging strategies.

Mortgage Investment Operations

Our investment risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially Portfolio ARM Loan prepayments. Interest rate risk may affect our interest income, interest expense and the market value of our interest rate risk-sensitive assets and liabilities. Our policies to manage interest rate risk aim to produce earnings stability and preserve capital by minimizing the negative effects of changing market interest rates and the impact of prepayment risk.

We are subject to interest rate exposure with respect to our financing costs relating to our Portfolio ARM Loans. Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM Loans, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and is affected by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM Loans because the weighted average next repricing dates of the borrowings are likely to be shorter time periods than those of the ARM Loans. Second, interest rates on ARM Loans may be capped per adjustment period (commonly referred to as the periodic cap), and our borrowings may not have similar limitations. Third, changes in interest rates on ARM Loans typically lag behind changes in applicable interest rate indices due to the required notice period provided to ARM Loan borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM loans. During a declining interest rate environment, the prepayment of Hybrid ARM loans may accelerate, possibly resulting in a decline in our net return on Hybrid ARM loans, as replacement Hybrid ARM loans may have a lower yield than the older ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARM loans may prepay slower than expected, requiring us to finance a greater amount of Hybrid ARM loans than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARM loans.

The rate of prepayment on mortgage loans may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause us to amortize the deferred origination costs and fees for our mortgage loans over a shorter period, resulting in a reduced yield on our mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage loans, our portfolio yield could be adversely affected.

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the deferred origination costs and fees for our mortgage loans over a longer period. Therefore, in rising interest rate environments where prepayments are declining, the interest rate on our ARM Loan portfolio could be expected to increase due to higher interest rates and decreased amortization expense attributable to slower prepayments.

The positions we take to hedge our net interest income recognize the effect of prepayments on the size and composition of the portfolio. We manage prepayment risk by regularly recalculating the notional amount of the required hedge positions through the application of a prepayment model and implement hedge adjustments, as required. While we have not experienced any significant credit losses, a rising interest rate environment or economic downturn could cause our mortgage loan default rate and credit losses to increase, which would adversely affect our liquidity and operating results.

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	December 31, 2004
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Assets:
Index:
Six-month LIBOR	$41,850	1.6%
One-year constant maturity treasury	424	0.0%
	42,274	1.6%
Hybrid ARM Assets:
Index:
3 years or less	1,003,751	39.0%
Over 3 years to 5 years	1,529,486	59.4%
	2,533,237	98.4%
	$2,575,511	100.0%

As we build our investment portfolio of mortgage loans, our risk management is focused on protecting against possible "compression" in the net interest margin earned on our investment portfolio. The "yield curve" creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the ARM and Hybrid ARM loan portfolio and the corresponding funding sources. As discussed below, Hybrid ARM loans are the primary loans requiring hedging of the corresponding funding sources.

Traditional ARM loans have shorter repricing periods (one year or less) than do Hybrids. The interest rate on Traditional ARM loans will reset monthly, semi-annually or annually at a contractual margin over a U.S. Treasury index or a LIBOR index. The corresponding funding liabilities will similarly have shorter contractual repricing frequencies. Additionally, when Hybrid ARM loans reach the end of their fixed rate period and become "rolled Hybrids," they reprice based on semi-annual or annual LIBOR or U.S. Treasury indices and behave much like Traditional ARMs. While there exists some "basis risk" between the repricing of both the Traditional ARMs and rolled Hybrids versus the typical one month funding costs of the portfolio, management believes this basis risk is manageable. Hybrid ARM loans initially have longer repricing periods than Traditional ARMs. We may not be able to obtain matched repricing features for the corresponding funding sources since our borrowings generally have shorter repricing contractual terms than most of our Hybrid ARM loans where the initial rate is fixed for up to five years.

To mitigate the effect of interest rate fluctuations on our net interest income, including the effect of prepayment rates, we hedge the financing costs of our issued mortgage-backed securities with interest rate swap agreements, Eurodollar futures or options contracts and interest rate cap agreements (collectively "Hybrid Hedging Instruments") in order to better match the repricing durations of our Portfolio ARM Loans and our issued mortgage-backed securities.

We may also use other instruments that may be determined to be advantageous and are permitted under the hedging policy adopted by our Board of Directors.

We use Eurodollar futures to hedge for forecasted and recognized LIBOR-based borrowings. Eurodollar futures have the effect of fixing the interest rate on LIBOR-based liabilities in the event that LIBOR-based funding costs change.

We enter into interest rate cap agreements ("Cap Agreements") by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the LIBOR-based interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate expense on a portion our borrowings above a level specified by the Cap Agreement. The purchase price of these Cap Agreements is amortized over the life of the Cap Agreements, and the amortization expense generally increases as the Cap Agreements approach maturity. Therefore, the cap premium amortization expense in future periods can be expected to increase from the current amortization rate.

We enter into interest rate swap agreements ("Swap Agreements") to fix the interest rate on a portion of our borrowings as specified in the Swap Agreement. When we enter into a Swap Agreement, we generally agree to pay a fixed interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting our variable-rate debt into fixed-rate debt over the life of the Swap Agrements.

Both Cap Agreements and Swap Agreements represent a way to lengthen the average repricing period of our variable-rate borrowings such that the average repricing of the borrowings more closely matches the average repricing of our Portfolio ARM Loans.

Management relies on a variety of tools to assess the interest rate risk exposure of the investment portfolio under various interest rate scenarios. Using financial modeling, the fair value and interest rate sensitivity of financial instruments, or groups of similar instruments, is estimated and then aggregated to form a comprehensive picture of the risk characteristics of the investment portfolio.

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point ("bp") incremental instantaneous parallel shifts in the LIBOR yield curve as of December 31, 2004 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of December 31, 2004	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$44,763	$24,701	$(26,942)	$(54,778)
Hedged liabilities	(40,145)	(21,617)	22,615	46,379
Net change in market value of portfolio equity	$4,618	$3,084	$(4,327)	$(8,399)
Percentage change in market value of portfolio equity	2.52%	1.68%	(2.36)%	(4.59)%

The use of Hybrid Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid Hedging Instruments on the market value of the investment portfolio are reflected in the model's output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the repricing of the interest rate of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The sensitivity of equity calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

The table below presents the duration of our assets and liabilities as of December 31, 2004, under the then prevailing yield curve, as well as with instantaneous parallel 50bps shifts in the curve. Positive portfolio duration indicates that the market value of the total investment portfolio will decline if our interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings.

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.29	1.75	2.14	2.18	2.25
Duration of Borrowings and Hedges	1.28	1.69	1.88	1.99	2.03
Net Portfolio Duration	0.01	0.06	0.26	0.19	0.22

Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads, and changes in business volumes.

Mortgage Banking Operations

Movements in interest rates can pose a major risk to our mortgage banking operations in either a rising or declining interest rate environment. MortgageIT utilizes warehouse lines of credit to fund its origination activity. The cost of these borrowings is at variable interest rate terms that increase or decrease as short term interest rates increase or decrease. In addition we are exposed to price risk from the time an interest rate lock commitment ("IRLC") is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, we are exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage declines.

The committed pipeline consists of loan applications in process where we have issued IRLCs to the applicants (or financial intermediaries). IRLCs guarantee the rate and points on the underlying mortgage for a specified period, generally from seven to sixty days. Managing the price risk related to the committed pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The primary factor that drives the variability of the closing percentage is change in mortgage rates. In general, the percentage of applications in the committed pipeline that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants' committed rates. The closing percentage is also influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates for the committed pipeline using empirical data taking into account all of these variables. To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, MortgageIT uses various derivative instruments, including forward sale loan commitments and forward sales and purchases of mortgage-backed securities and options on such securities in the forward delivery TBA market to economically hedge the IRLCs.

If MortgageIT does not deliver into forward sale loan or TBA commitments, such instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward sale loan commitments and forward sales and purchases of TBA commitments are typically settled within 90 days of the contract date.

MortgageIT also hedges the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, MortgageIT's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected decline in value of its mortgage loans. Similar to IRLCs, MortgageIT's strategy is to use forward sale loan commitments and TBAs to hedge its mortgage loans held for sale. The notional amount of the derivative contracts, along with the underlying rate and terms of such contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the derivative contracts effectively fix the forward sales price and thereby substantially mitigate interest rate and price risk to MortgageIT.

The following further describes the derivative instruments we may use in our risk management activities related to the committed pipeline and mortgage loan inventory. The value of these derivative instruments generally moves in the opposite direction to the value of the mortgage loan inventory. We review our committed pipeline and mortgage inventory risk profiles on a daily basis.

•	Forward sales of mortgage-backed securities: represents an obligation to sell a mortgage-backed security at a specific price in the future; therefore, its value increases as mortgage rates rise.

•	Forward purchases of mortgage-backed securities: represents an obligation to buy a mortgage-backed security at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Long call options on mortgage-backed securities: represents a right to buy a mortgage-backed security at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Long put options on mortgage-backed securities: represents a right to sell a mortgage-backed security at a specific price in the future; therefore, its value increases as mortgage rates rise.

•	Long call options on Treasury futures: represents a right to acquire a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate falls.

•	Long put options on Treasury futures: represents a right to sell a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate rises.

•	Short Eurodollar futures contracts: represents a standardized exchange-traded contract, the value of which is tied to spot Eurodollar rates at specified future dates; therefore, its value increases when Eurodollar rates rise.

Finally, the mortgage banking industry is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements of the related notes and schedule to the financial statements, together with the Report of Independent Auditors thereon are set forth on pages F-3 through F-31 in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the time periods required.

(b) Internal control over financial reporting

As described in the Explanatory Note at the beginning of this report on Form 10-K, the Company determined, on March 25, 2005, to restate our financial statements for the first three quarters of fiscal years 2004 and 2003 and for the fiscal years ended December 31, 2003 and 2002. The restatement is limited to the reporting of our hedging activities pursuant to SFAS No. 133. In order to apply hedge accounting under SFAS No. 133, a corporation must meet certain requirements. The restatements were necessary because the Company concluded that we did not fully satisfy the testing and documentation requirements under SFAS No. 133 during the above-mentioned periods.

SFAS No. 133 hedge accounting standards serve to match the timing of changes in the value of assets versus derivatives and in the cash flows of liabilities versus derivatives. Therefore, we believe that application of SFAS No. 133 is the most appropriate way to report the economic results of our mortgage banking and portfolio investment activities in our financial statements.

During the third and fourth quarters of 2004, we evaluated the effectiveness of our financial reporting controls with respect to the documentation requirements for hedge accounting as prescribed in SFAS No. 133. During this period, we implemented changes to enhance our accounting policies and documentation processes.

Effective November 24, 2004, we believe our financial reporting controls are sufficient with respect to interest rate cap and swap agreements for cash flow hedge accounting, and for fair value hedge accounting for our unallocated loans held for sale. Accordingly, for the period from November 24, 2004 through December 31, 2004, we have elected to apply SFAS No. 133 cash flow hedge accounting to our caps and swaps, and fair value hedge accounting for our unallocated loans held for sale. However, we did not qualify for cash flow hedge accounting with respect to Eurodollar futures contracts relating to investment portfolio hedging activities for such period due to our inability to fully satisfy the documentation requirements of SFAS No. 133. In addition, we did not qualify for fair value hedge accounting with respect to forward sales commitments. Accordingly, both Eurodollar futures contracts and forward sales commitments have been accounted for as free standing derivatives under SFAS No. 133.

We expect that we will comply with the documentation requirements of SFAS No. 133 for all loans held for sale, and continue to be in compliance with the documentation requirements for interest rate caps and swaps, as of the end of the first quarter of 2005. We expect to be in compliance with SFAS No. 133 for our Eurodollar futures contracts relating to investment portfolio cash flow hedging activities in the second quarter of 2005.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

Our Code of Conduct applies to all of our directors, officers and employees. The Code of Conduct is available on our website at www.mortgageitholdings.com under the "Investors" section. The Code of Conduct is also available in print to anyone who requests it by writing to us at the following address:

MortgageIT Holdings, Inc.
33 Maiden Lane
New York, NY 10038

or by phoning us at (212) 651-7700.

We will disclose on our website any amendments to, or waivers from, any provision of the Code of Conduct that applies to any of our directors or officers.

In addition, the information disclosed in the Proxy under "Proposal 1. Election of the Company's Directors—Certain Information Regarding the Board of Directors—Board Committees" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-10K:

Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets as of December 31, 2004 and 2003;
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and
    2002;
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31,
    2004 and 2003;
Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31,
    2004, 2003 and 2002;
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and
Notes to Consolidated Financial Statements.

(b)	Exhibits:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization by and among MortgageIT, Inc., MortgageIT Holdings, Inc. and MIT Acquisition Corp., dated as of March 22, 2004
3.1	Articles of Amendment and Restatement of MortgageIT Holdings, Inc.
3.2(1)	Bylaws of MortgageIT Holdings, Inc.
4.1(1)	Form of Stock Certificate
4.2(1)	Registration Rights Agreement, dated as of May 16, 2000, by and among MortgageIT, Inc. and the Holders named therein
4.3(1)	Registration Rights Agreement, dated as of June 7, 2001, by and among MortgageIT, Inc. and the Holders named therein
10.1(1)	Warehousing Credit and Security Agreement between MortgageIT, Inc. and Residential Funding Corporation, dated as of August 1, 2003
10.2(3)	First Amendment to Warehousing Credit and Security Agreement, dated May 28, 2004, between MortgageIT, Inc. and Residential Funding Corporation
10.3(3)	Second Amendment to Warehousing Credit and Security Agreement, dated August 30, 2004, between MortgageIT, Inc. and Residential Funding Corporation
10.4(4)	Third Amendment to Warehousing Credit and Security Agreement, dated September 27, 2004, between MortgageIT, Inc. and Residential Funding Corporation
10.5(7)	Fourth Amendment to Warehousing Credit and Security Agreement, dated as of November 8, 2004, between MortgageIT, Inc. and Residential Funding Corporation
10.6(11)	Fifth Amendment to Warehousing Credit and Security Agreement, dated as of December 23, 2004, between MortgageIT, Inc. and Residential Funding Corporation
10.7(11)	Guaranty, dated August 1, 2003, made by MortgageIT Holdings, Inc. to Residential Funding Corporation
10.8(2)†	Amended and Restated Master Purchase Agreement, dated as of August 4, 2004, among MortgageIT, Inc., MortgageIT Holdings, Inc. and Merrill Lynch Mortgage Capital Inc.

Exhibit Number	Description
10.9(2)	Amended and Restated Custodial Agreement, dated as of August 4, 2004, among Merrill Lynch Mortgage Capital Inc., MortgageIT, Inc., MortgageIT Holdings, Inc. and Deutsche Bank National Trust Company.
10.10(4)†	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated September 21, 2004, by and among MortgageIT Holdings, Inc., MortgageIT, Inc. and Merrill Lynch Mortgage Capital Inc.
10.11(7)	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated November 11, 2004, by and between Merrill Lynch Mortgage Capital, Inc., MortgageIT, Inc. and MortgageIT Holdings, Inc.
10.12(7)	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated November 17, 2004, by and between Merrill Lynch Mortgage Capital Inc., MortgageIT, Inc. and MortgageIT Holdings, Inc.
10.13(8)	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated December 8, 2004, between MortgageIT Holdings, Inc., MortgageIT, Inc. and Merrill Lynch Mortgage Capital, Inc.
10.14(9)	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated December 10, 2004, between MortgageIT Holdings, Inc., MortgageIT, Inc. and Merrill Lynch Mortgage Capital, Inc.
10.15(10)	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated December 17, 2004, between MortgageIT Holdings, Inc., MortgageIT, Inc. and Merrill Lynch Mortgage Capital, Inc.
10.16(1)	Amended and Restated Mortgage Loan Purchase Agreement between UBS Warburg Real Estate Securities Inc. and MortgageIT, Inc., dated as of January 10, 2003
10.17(1)	Amended and Restated Mortgage Loan Repurchase Agreement between UBS Warburg Real Estate Securities, Inc. and MortgageIT, Inc., dated as of January 10, 2003
10.18(1)	Amended and Restated Mortgage Loan Custodial Agreement among UBS Warburg Real Estate Securities, Inc., MortgageIT, Inc. and JPMorgan Chase Bank, dated January 10, 2003
10.19(1)	Custodial Agreement among UBS Warburg Real Estate Securities, Inc., Federal National Mortgage Association and MortgageIT, Inc., dated December 1, 2003
10.20(1)	Mortgage Loan Participation Agreement between UBS Warburg Real Estate Securities, Inc. and MortgageIT, Inc., dated December 1, 2003
10.21(5)	MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan
10.22(1)	Note Purchase Agreement by and among MortgageIT, Inc. and Technology Investment Capital Corp., dated as of March 29, 2004
10.23(7)	First Amendment to Note Purchase Agreement, dated as of October 13, 2004, by and among MortgageIT, Inc. and the Purchasers named therein
10.24(1)	Loan Servicing Agreement between MortgageIT, Inc. and GMAC Mortgage Corporation, dated September 26, 2003
10.25(1)	First Amendment to Loan Servicing Agreement between MortgageIT, Inc. and GMAC Mortgage Corporation, dated April 14, 2004
10.26(1)	Employment Agreement between Doug W. Naidus and MortgageIT Holdings, Inc. and MortgageIT, Inc.
10.27(2)	Employment Agreement between John R. Cuti and MortgageIT Holdings, Inc. and MortgageIT, Inc.

Exhibit Number	Description
10.28(2)	Employment Agreement between Donald Epstein and MortgageIT Holdings, Inc. and MortgageIT, Inc.
10.29(6)	Employment Agreement between Glenn J. Mouridy and MortgageIT Holdings, Inc.
10.30(2)	TRS Servicing Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT, Inc.
10.31(2)	Loan Sale Agreement, dated as of August 4, 2004, between MortgageIT, Inc., MortgageIT Holdings, Inc., and MortgageIT SPV I
10.32(2)	Custodial Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., JPMorgan Chase Bank, MortgageIT SPV I, MortgageIT, Inc. and MortgageIT Holdings, Inc.
10.33(2)	Administration Agreement, dated as of August 4, 2004, between MortgageIT SPV I and MortgageIT, Inc.
10.34(2)	Trust Agreement, dated as of August 4, 2004, by and among MortgageIT, Inc., MortgageIT Holdings, Inc. and Wilmington Trust Company
10.35(2)	Side Letter Servicing Agreement, dated August 4, 2004, by and among GMAC Mortgage Corporation, UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT Holdings, Inc.
10.36(2)	REIT Servicing Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT Holdings, Inc.
14.1	Corporate Code of Conduct and Ethics of MortgageIT Holdings, Inc.
21.1	List of Subsidiaries of MortgageIT Holdings, Inc.
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer of MortgageIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Exhibit Number	Description
32.3	Certification of Chief Financial Officer of MortgageIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amend, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to the Registrant's registration statement on Form S-11, as amended (Registration No. 333-113825)

(2)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2004

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2004

(5)	Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration No. 333-119575)

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004

(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2004

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2004

(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2004

(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2004

(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2004

†	Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of this document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MortgageIT Holdings, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of MortgageIT Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MortgageIT Holdings, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1A to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

BDO Seidman, LLP

New York, New York
March 28, 2005

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2004	December 31, 2003
		(As restated)
ASSETS
Cash and cash equivalents	$70,224	$22,261
Restricted cash	1,679	1,517
Marketable securities held to maturity	7,546	1,419
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	1,432,692	—
ARM loans held for securitization, net	1,166,961	—
Total Portfolio ARM Loans	2,599,653	—
Mortgage loans held for sale	784,592	324,753
Hedging instruments	19,526	343
Accounts receivable, net of allowance	28,731	10,301
Prepaids and other assets	7,803	5,538
Goodwill	11,639	11,665
Property and equipment, net	5,567	5,324
Total assets	$3,536,960	$383,121
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Collateralized debt obligations, net	$1,328,096	$—
Warehouse lines payable	1,869,385	300,699
Repurchase agreements	67,674	—
Hedging instruments	1,145	3,202
Notes payable and other debt	15,000	1,125
Accounts payable, accrued expenses and other liabilities	63,993	30,996
Total liabilities	3,345,293	336,022
COMMITMENTS AND CONTINGENCIES
Convertible redeemable preferred stock: 22,000,000 shares authorized; 15,082,973 issued and outstanding	—	62,557
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value: 125,000,000 shares authorized; 19,405,473 issued and outstanding	194	—
Common stock Class A, $0.01 par value: 1,895,000 shares authorized; 517,835 issued and outstanding (1)	—	5
Additional paid-in capital (1)	238,405	3,955
Unearned compensation — restricted stock	(6,196)	—
Accumulated other comprehensive loss	(387)	—
Accumulated deficit	(40,349)	(19,418)
Total stockholders' equity (deficit)	191,667	(15,458)
Total liabilities and stockholders' equity	$3,536,960	$383,121

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc.

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
		(As restated)	(As restated)
Revenues:
Gain on sale of mortgage loans	$70,397	$87,215	$35,145
Brokerage revenues	36,283	63,030	50,218
Interest income	60,346	24,324	18,215
Interest expense	(29,459)	(13,604)	(10,278)
Net interest income	30,887	10,720	7,937
Realized loss on hedging instruments	(7,852)	—	—
Other	566	980	216
Total revenues	130,281	161,945	93,516
Operating expenses:
Compensation and employee benefits	82,077	77,851	54,844
Processing expenses	24,603	27,828	16,235
General and administrative expenses	12,321	9,867	7,719
Rent	7,670	6,483	4,738
Marketing, loan acquisition and business development	4,203	6,504	5,062
Professional fees	3,510	2,930	1,918
Depreciation and amortization	2,726	2,408	1,890
Total operating expenses	137,110	133,871	92,406
(Loss) income before income taxes	(6,829)	28,074	1,110
Income taxes	1,617	3,799	252
Net (loss) income	(8,446)	24,275	858
Dividends on convertible redeemable preferred stock	3,947	6,299	5,757
Net (loss) income attributable to common stockholders	$(12,393)	$17,976	$(4,899)
Per share data:
Basic	$(1.46)	$34.71	$(9.53)
Diluted	$(1.46)	$5.23	$(9.53)
Weighted average number of shares — basic (1)	8,517	518	514
Weighted average number of shares — diluted (1)	8,517	4,644	514

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc.

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	December 31, 2004	December 31, 2003	December 31, 2002
Net (loss) income	$(8,446)	$24,275	$858
Other comprehensive income:
Unrealized losses on hedging instruments	(387)	—	—
Comprehensive (loss) income	$(8,833)	$24,275	$858

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2004, 2003 and 2002 (Dollars and shares in thousands)

	Capital Stock				Additional Paid-In Capital	Accumulated Deficit	Unamortized Cost of Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Common-Class A		Common
	Shares	Amount	Shares	Amount
Balance at January 01, 2002	528	$5	—	$—	$4,361	$(32,496)	$(354)	$—	$(28,484)
Restricted stock awards forfeited	(10)	—	—	—	(392)	—	392	—	—
Amortization of the cost of restricted stock, net of forfeitures	—		—	—	—	—	(53)	—	(53)
Preferred stock dividends, accrued and unpaid	—	—	—	—	—	(5,255)	—	—	(5,255)
Accretion of discount on preferred stock	—	—	—	—	—	(502)	—	—	(502)
Net income	—	—	—	—	—	858	—	—	858
Balance at December 31, 2002 (As restated)	518	5	—	—	3,969	(37,395)	(15)	—	(33,436)
Sale of common stock	1	—	—	—	5	—	—	—	5
Restricted stock awards forfeited	(1)	—	—	—	(19)	—	19	—	—
Amortization of the cost of restricted stock, net of forfeitures	—	—	—	—	—	—	(4)	—	(4)
Preferred stock dividends, accrued and unpaid	—	—	—	—	—	(5,787)	—	—	(5,787)
Accretion of discount on preferred stock	—	—	—	—	—	(511)	—	—	(511)
Net income	—	—	—	—	—	24,275	—	—	24,275
Balance at December 31, 2003 (As restated)	518	5	—	—	3,955	(19,418)	—	—	(15,458)
Preferred stock dividends, accrued and unpaid	—	—	—	—	—	(3,645)	—	—	(3,645)
Accretion of discount on preferred stock	—	—	—	—	—	(302)	—	—	(302)
Exercise of stock options	45	—	—	—	224	—	—	—	224
Initial issuance of stock	—	—	1	—	—	—	—	—	—
Reorganization of MortgageIT, Inc., net	(563)	(5)	4,804	48	64,283	—	—	—	64,326
Issuance of common stock in connection with a public offering, net	—	—	14,600	146	163,246	—	—	—	163,392
Restricted stock grant	—	—	—	—	6,697	—	(6,697)	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	—	501	—	501
Other comprehensive (loss) income	—	—	—	—	—	—	—	(387)	(387)
Dividends declared on
common stock —
$0.44 per share	—	—	—	—	—	(8,538)	—	—	(8,538)
Net income	—	—	—	—	—	(8,446)	—	—	(8,446)
Balance at December 31, 2004	—	$—	19,405	$194	$238,405	$(40,349)	$(6,196)	$(387)	$191,667

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
		(As restated)	(As restated)
Cash flows from operating activities:
Net (loss) income	$(8,446)	$24,275	$858
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,726	2,408	1,890
Amortization of restricted stock costs	501	(4)	(53)
Realized and unrealized gain (loss) on hedging instruments	5,598	(2,239)	6,720
Other—miscellaneous	—	—	(2)
Changes in operating assets:
(Increase) decrease in restricted cash	(162)	3,589	(2,866)
(Increase) decrease in mortgage loans held for sale	(459,839)	109,505	68,265
(Increase) decrease in accounts receivable	(18,430)	4,836	(7,296)
Increase in prepaids and other assets	(2,239)	(1,285)	(2,396)
Changes in operating liabilities:
Increase in accounts payable, accrued expenses and other liabilities	24,458	1,072	10,276
Net cash (used in) provided by operating activities	(455,833)	142,157	75,396
Cash flows from investing activities:
Increase in ARM loans	(2,599,653)	—	—
Purchases of property and equipment	(2,968)	(3,641)	(3,476)
Proceeds from maturities of marketable securities	8,530	5,550	9,565
Purchases of marketable securities	(14,657)	(5,571)	(9,314)
Acquisition of IPI	—	—	(2)
Net cash used in investing activities	(2,608,748)	(3,662)	(3,227)
Cash flows from financing activities:
Proceeds from issuance of common stock	163,392	5	—
Proceeds from the exercise of stock options	224	—	—
Proceeds from issuance of convertible redeemable preferred stock	—	—	245
Net proceeds from collateralized debt obligations	1,328,096	—	—
Net borrowings from repurchase agreements	67,674	—	—
Purchase of interest rate cap agreements	(19,000)	—	—
Payments made for Eurodollar contracts	(8,225)	—	—
Payments to former MortgageIT shareholders	(2,179)	—	—
Proceeds from notes payable and other debt	15,000	9,000	12,594
Repayment of notes payable and other debt	(1,125)	(14,125)	(9,526)
Net proceeds (repayment) of warehouse lines payable	1,568,687	(113,218)	(76,796)
Net cash provided by (used in) financing activities	3,112,544	(118,338)	(73,483)
Net increase (decrease) in cash and cash equivalents	47,963	20,157	(1,314)
Cash and cash equivalents at beginning of period	22,261	2,104	3,418
Cash and cash equivalents at end of period	$70,224	$22,261	$2,104

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed further in Note 8, MortgageIT Holdings, Inc. ("Holdings" or the "Company") is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. ("MortgageIT" or the "TRS"). Holdings is organized and conducts its operations to qualify as a REIT for federal income tax purposes and is focused on earning net interest income from mortgage loans originated by its subsidiary, MortgageIT. Holdings' taxable REIT subsidiary, MortgageIT, was incorporated in New York on February 1, 1999 and began marketing mortgage loan services on May 4, 1999. MortgageIT originates, sells and brokers residential mortgage loans in 50 states and the District of Columbia, and is an approved U.S. Department of Housing and Urban Development ("HUD") Title II Nonsupervised Delegated Mortgagee.

As discussed further in Note 13, the Company operates its business in two primary segments, mortgage investment operations and mortgage banking operations. Mortgage investment operations are driven by the net interest income generated on our investment loan portfolio. Mortgage banking operations includes loan origination, underwriting, funding, secondary marketing and loan brokerage activities.

All shares of common stock and common stock equivalents have been retroactively restated, for all periods presented, to reflect the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common stock pursuant to the reorganization of MortgageIT. (See Note 8.)

The consolidated financial statements included herein contain results for Holdings and its wholly owned subsidiary, MortgageIT and its wholly owned subsidiaries, IPI ("IPI") Corporation and Home Closer LLC ("Home Closer"), for the period from August 4, 2004 (the date REIT operations commenced) to December 31, 2004, and exclusively for MortgageIT and its wholly owned subsidiaries, IPI Skyscraper Mortgage Corporation and Home Closer LLC, for the preceding periods. IPI, which provides residential mortgage banking and brokerage services in the New York, New Jersey and Connecticut Tri-state area, was a wholly owned subsidiary of MortgageIT until it was merged with and into MortgageIT effective December 31, 2004. Home Closer provides title, settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, cash equivalents are defined as highly liquid investments with maturities of three months or less when purchased. Due to the short-term nature of the cash equivalents, the carrying value approximates fair value.

Restricted Cash

The balances in restricted cash for all periods presented represent amounts pledged to secure one of the Company's warehouse credit facilities and amounts held in escrow accounts on behalf of borrowers and other third parties.

Marketable Securities Held to Maturity

Marketable securities held to maturity represent federal agency securities, maturing within six months, which the Company has the ability and intent to hold to maturity. These securities are carried at amortized cost. The carrying value of these securities is adjusted for the accretion of discounts, which are included in interest income.

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

ARM loans collateralizing debt obligations are mortgage loans the Company has securitized into rated classes with the lower rated classes providing credit support for higher rated certificates issued to third party investors or retained by the Company in structured financing arrangements.

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

Mortgage Loans Held for Sale

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent hedged loans that have been allocated to a forward sales commitment. Allocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Adjusted cost includes the loan principal amount outstanding, net of deferred direct origination costs and fees. Market value for allocated loans is determined based on the forward sales commitment price.

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent hedged loans that have not yet been allocated to a forward sales contract. At December 31, 2004, unallocated mortgage loans held for sale are carried at market value. For all prior periods, unallocated mortgage loans held for sale are carried at the lower of adjusted cost or market value, as they did not qualify for hedge accounting. Adjusted cost includes the loan principal amount outstanding, net of deferred direct origination costs and fees. Determining market value requires management judgment in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Loan Origination Fees

Loan origination fees, as well as discounts and certain direct origination costs, with respect to loans held for sale, are initially recorded as an adjustment of the cost of the loan and are reflected in earnings when the loan is sold or, with respect to loans held for investment, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

Loan Securitizations

The Company securitizes mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The Company generally retains interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require the Company to repurchase loans that are found to have legal deficiencies, after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company's accounting policy for ARM loan securitizations complies with the provisions of Statement of Financial Accounting Standards No. 140, ("SFAS No. 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Depending on the structure of the securitization, the accounting for securitizations is treated as either a sale or secured financing for financial statement purposes. The securitization transactions in the Company's mortgage investment operations segment are treated as secured financings under SFAS No. 140 as the Company has retained control over the transferred assets.

Derivative Instruments and Hedging Activities

The Company manages its interest rate risk exposure through the use of derivatives including, interest rate swaps, Eurodollar futures, forwards and interest rate caps. In accordance with SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value.

If certain conditions are met, the Company may designate a derivative as a fair value hedge (the hedge of the exposure to changes in the fair value of a recognized asset, liability or commitment), or a cash flow hedge (a hedge of the exposure to variability in the cash flows related to a forecasted or recognized liability).

Certain derivatives used in conjunction with interest rate risk management activities qualify for hedge accounting under SFAS No. 133. For derivative hedging activities to qualify for hedge accounting, the Company formally documents, at the inception of each hedge, the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item or, nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

The Company's fair value hedges are primarily for mortgage loans held for sale. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the change in fair value of the hedged asset, are recorded in earnings. Derivatives that are utilized as fair value hedges and that qualify for hedge accounting are carried at fair value with changes in value included in gain on sale of mortgage loans in the accompanying consolidated statements of operations.

The Company's cash flow hedges, which are used for LIBOR based borrowings, have the effect of fixing the interest rate on LIBOR based liabilities in the event that LIBOR based funding costs change. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge, and the change in value of a derivative instrument that does not qualify for hedge accounting, are reported in earnings.

The Company employs a number of risk management monitoring procedures that are designed to ensure that its hedging arrangements are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value or cash flows of the hedged item. Additionally, the

Company may elect, pursuant to SFAS No. 133, to re-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge relationship.

Interest Rate Lock Commitments

The Company's mortgage committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold as free-standing derivatives. Accordingly, such IRLCs are recorded at fair value with changes in fair value recorded to current earnings.

Repurchase Agreements

Repurchase agreements represent legal sales of the Company's mortgage assets and an agreement to repurchase the assets at a future date. Repurchase agreements are accounted for as collateralized financing transactions since the Company still has control of the transferred assets and is both entitled and obligated to repurchase the transferred assets prior to maturity. They are carried at the amount at which the assets will be repurchased, including accrued interest.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on certain percentages of its aged receivables, which is determined based on historical collection experience and its assessment of the general financial conditions affecting its customer base. If the actual collection experience changes, revisions to the allowance may be required. Based on the information available to the Company, management believes that the allowance for doubtful accounts is adequate. The following table summarizes changes in the allowance:

	Year ended December 31,
	2004	2003	2002

Allowance for doubtful accounts, beginning of year	$772	$384	$514
Bad debt expense	600	789	230
Write offs	(232)	(401)	(360)
Allowance for doubtful accounts, end of year	$1,140	$772	$384

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over estimated useful lives, which is generally three years for computer equipment and software, and five years for furniture, fixtures and office equipment. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the shorter of the respective lease term or estimated service lives of the improvements. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

The Company evaluates impairment losses on long-lived assets used in operations, primarily property and equipment, when events and circumstances indicate that the carrying value of those assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to their carrying amounts. If the carrying value of the asset exceeds the undiscounted cash flows, the related asset is written down to fair value. No impairment losses have been incurred to date.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible

Assets," the Company tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS No. 142, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expense associated with business acquisitions. These cash flows are discounted using an appropriate interest rate that is consistent with management's required return on invested capital.

Other Comprehensive Income

The Financial Accounting Standard Board's, or FASB, SFAS No. 130, "Reporting Comprehensive Income," divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133.

Revenue Recognition

Mortgage Investment Operations

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

Mortgage Banking Operations

Gain on sale of loans represents the difference between the net sales proceeds and the carrying values of the mortgage loans sold, and are recognized at the time of sale. Direct loan origination costs and fees associated with the loans are initially recorded as an adjustment of the cost of the loans held for sale and are recognized in earnings when the loans are sold.

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

Loan Loss Reserves

The Company maintains an allowance for loan losses based on management's estimate of credit losses inherent in the Company's Portfolio ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of the Company's Portfolio ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in the Company's ARM loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure. In addition, once a loan is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan.

Advertising

Advertising costs, which include the costs of production and communication, are expensed as incurred.

Stock Compensation

As of December 31, 2004, the Company had one stock-based employee compensation plan in effect, the 2004 Long-Term Incentive Plan (the "2004 Plan"), which is described more fully in Note 8. MortgageIT had previously adopted the 2001 Stock Option Plan, which was terminated on August 4, 2004, pursuant to the reorganization of MortgageIT (See Note 8). The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to these accounting standards, the Company records deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There is no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Dollars in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
		(As restated)	(As restated)
Net income (loss) attributable to common stockholders	$(12,393)	$17,976	$(4,899)
Amortization of restricted stock, including forfeitures, net of tax effects	380	(4)	(53)
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(754)	(335)	(89)
Pro forma net income (loss)	$(12,767)	$17,637	$(5,041)
Net income (loss) per share attributable to common stock:
Basic—As reported	$(1.46)	$22.15	$(9.53)
Basic—Pro forma	$(1.50)	$34.05	$(9.81)
Net income (loss) per share for diluted earnings per share:
Diluted—As reported	$(1.46)	$5.23	$(9.53)
Diluted—Pro forma	$(1.50)	$5.15	$(9.81)

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

The Company will elect to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met. To maintain our REIT status, the Company is required to distribute a minimum of 90% of its annual taxable income to its stockholders.

MortgageIT made the election to be treated as a taxable REIT subsidiary and therefore is subject to both federal and state corporate income taxes. Accordingly, the Company records a tax provision based primarily on the taxable income of the TRS.

Geographic Concentration

MortgageIT originates loans in all 50 states. The majority of MortgageIT's loan origination volume, as measured by principal balance, was sourced from the states of California, New York and Texas. For the years ended December 31, 2004, 2003 and 2002, the total loan origination volume for these three states aggregated 66%, 59% and 51%, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and accounts receivable are carried at amounts approximating fair value. Allocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Unallocated mortgage loans held for sale are carried at market value at December 31, 2004 and at lower of adjusted cost or market for all prior periods.

Derivative instruments related to the hedging of our financing costs, including interest rate swap agreements, Eurodollar futures or options contracts and interest rate cap agreements (collectively "Hybrid Hedging Instruments") are carried at fair value and are classified as hedging instruments on the balance sheet.

Derivative instruments related to the hedging of our locked pipeline loans and mortgage loans held for sale, including TBAs, options, eurodollar futures, and forward sales contracts are carried at fair value and are classified as hedging instruments on the balance sheet.

Liabilities, including warehouse lines payable, collateralized debt obligations, notes payable and other debt, are carried at their contractual notional amounts which approximate fair value. Portfolio ARM Loans are carried at cost, as more fully described in Note 3.

The following table presents information as to the carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at December 31, 2004 and 2003:

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$784,592	$787,234
ARM loans held for securitization, net	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,432,692	1,434,534
Hedging instruments	19,526	19,526

Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385
Collateralized debt obligations, net	1,328,096	1,331,986
Repurchase agreements	67,674	67,674
Hedging instruments	1,145	1,145

	December 31, 2003
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
	(As restated)
Assets:
Mortgage loans held for sale	$324,753	$325,214
Hedging instruments	343	343

Liabilities:
Warehouse lines payable	$300,699	$300,699
Hedging instruments	3,202	3,202

Recently Issued Accounting Standards

In 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, which contains guidance for valuing loan commitments accounted for as derivatives under SFAS No. 133. Under SAB No. 105, any expected future cash flows related to the customer relationship or loan servicing must be excluded from the estimation of fair value. SAB No. 105 is effective for loan commitments accounted for as derivatives entered into subsequent to March 31, 2004. The adoption SAB No. 105 did not have any effect on the Company's consolidated financial condition or results of operations.

In June 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Abstract 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other than temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material effect on our financial condition, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bullentin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosure about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised, in December 2003 ("FIN 46R"), is required for periods ending after December 15, 2003. During 2004, the Company created various trusts which were utilized in connection with the securitization of mortgage loans and other financial activities. These trusts are deemed to be variable interest entities for which we have determined that the Company is the primary beneficiary. Accordingly, the assets, liabilities and operations are included in its consolidated financial statements.

Accounting for stock based compensation

Historically the Company has accounted for stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not reflected stock option-based employee compensation cost in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Under the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation," effective in the period ending September 30, 2005, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

The grant date fair value of employee stock options will be measured using the an appropriate option pricing model. See "Stock Compensation" of this Note 1 to the Consolidated Financial Statements for an illustration of the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123R as of January 1, 2002. The Company will adopt this statement when effective and is currently evaluating the impact.

1A—Restatement of Consolidated Financial Statements

The Company has determined that it could not support the use of hedge accounting for derivative contracts entered into prior to November 24, 2004. As a result, the following financial statements have been restated: (a) consolidated balance sheet as of December 31, 2003; (b) consolidated statements of operations for the years ended December 31, 2003 and 2002; (c) consolidated statements of changes in stockholders' equity (deficit) for the years ended December 31, 2003 and 2002; and (d) consolidated statements of cash flows for the years ended December 31, 2003 and 2002.

Fair Value Hedge Accounting Restatement

The Company has corrected its accounting for mortgage loans held for sale and interest rate risk management activities related to fair value hedging activities (a "fair value" hedge). The Company believes that the documentation of fair value hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133.") As such, the Company made the determination that it was not appropriate to apply hedge accounting for purposes of the Company's financial statements and, for all restated periods, loans held for sale are now recorded at the lower of cost or market. For the quarter ended December 31, 2004, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans held for sale, exclusive of loans allocated to forward sales commitments.

Additionally, the Company has corrected its accounting for forward sales commitments. The Company enters into forward sales commitments to hedge both its funded and pipeline mortgage loans held for sale. Previously, certain forward sales commitments allocated to funded mortgage loans held for sale were not classified or accounted for as free-standing derivatives. In accordance with SFAS No. 133, the Company believes that such instruments met the definition of a free-standing derivative and as such, should have been carried at their fair value with changes in fair value recognized in earnings. For all restated periods, the Company has now classified and accounted for such commitments as free-standing derivatives, marked them to market and recorded any changes in fair value in earnings.

Cash Flow Hedge Accounting Restatement

The Company has corrected its accounting for interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liabilities (a "cash flow" hedge). The Company believes that, prior to November 24, 2004, the documentation of its cash flow hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. Any change in value associated with such cash flow hedge derivatives was previously recorded as an increase or decrease in OCI. The Company has made the determination that it was not appropriate to apply cash flow hedge accounting prior to November 24, 2004. As such, for all restated periods, the Company has now recorded in earnings all changes in the value of cash flow hedges. Effective November 24, 2004, the Company's documentation was deemed sufficient with respect to interest rate cap and swap agreements, and thus the Company has elected to apply cash flow hedge accounting for these derivatives.

A summary of the impact of the restatements on net earnings follows (Dollars in thousands):

	2003	2002
Net income, as previously reported	$17,769	$7,426
Restatement for derivative financial instruments and cessation of fair value and cash flow hedge accounting, net of tax effect	6,506	(6,568)
Net income, as restated	$24,275	$858

The aforementioned restatement adjustments have been tax affected to the extent attributable to activities of the taxable REIT subsidiary. Note 1. "Stock Compensation," Note 4. "Mortgage Loans Held For Sale," Note 5. "Derivatives And Hedging Activities," Note 10. "Income Taxes," Note 11. "Earnings Per Share," Note 14. "Summarized Quarterly Results" and Note 15. "Minimum Net Worth Requirement" have been amended for the impact of the aforementioned restatements. The following tables present the accounts on the consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and the consolidated statements of cash flows for the years ended December 31, 2003 and 2002 that were affected by the restatement and the reclassification of hedging instruments that were previously included in mortgage loans held for sale to separate hedging asset and liability accounts. (Dollars in thousands, except per share data):

	As of December 31, 2003
	As restated	As reported
Consolidated Balance Sheet
Mortgages loans held for sale	$324,753	$322,012
Hedging instruments	343	—
Prepaids and other current assets	5,538	5,481
Total assets	383,121	379,980
Hedging instruments	3,202	—
Total liabilities	336,022	332,820
Accumulated deficit	(19,418)	(19,357)
Total stockholders' equity	(15,458)	(15,397)
Total liabilities and stockholders' equity	383,121	379,980

	2003		2002
	As restated	As reported	As restated	As reported

Consolidated Statements of Operations
Gain on sale of mortgage loans	$87,215	$80,764	$35,145	$41,713
Total revenues	161,945	155,494	93,516	100,084
Income before income taxes	28,074	21,623	1,110	7,678
Income taxes	3,799	3,854	252	252
Net income	24,275	17,769	858	7,426
Net income (loss) attributable to common stockholders	17,976	11,470	(4,899)	1,669
Per share data:
Basic	34.71	22.15	(9.53)	3.25
Diluted	5.23	3.83	(9.53)	0.82

	2003		2002
	As restated	As reported	As restated	As reported
Consolidated Statements of Cash Flows
Net income	$24,275	$17,769	$858	$7,426
Realized and unrealized (loss) gain on hedging instruments	(2,239)	—	6,720	—
(Increase) decrease in mortgage loans held for sale	109,505	113,717	68,265	68,417
(Increase) in prepaids and other assets	(1,285)	(1,230)	(2,396)	(2,396)

NOTE 2—GOODWILL

In connection with the purchase of IPI, MortgageIT was obligated to pay to the sellers, who are currently officers of the Company, additional consideration equal to 50% of the IPI earnings reported in fiscal 2003 and 2002. Accordingly, the Company has recorded as goodwill additional consideration of $3,414,817 and $2,401,945, based on IPI's earnings for 2003 and 2002, respectively.

The Company has identified IPI as a reporting unit. In connection with the impairment test, the fair value of this reporting unit was compared with its carrying amount including goodwill. The annual impairment test indicated that the fair value of the reporting unit exceeded the reporting unit's carrying amount; accordingly, there was no impairment identified. The Company has noted no subsequent indicators that would require testing of goodwill for impairment.

NOTE 3—PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of December 31, 2004, which is the first reporting year that the Company has carried Portfolio ARM Loans held to maturity on its balance sheet (Dollars in thousands):

December 31, 2004	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$1,418,323	$1,157,188	$2,575,511
Net unamortized loan origination costs and fees	14,866	9,950	24,816
Loan loss reserves	(497)	(177)	(674)
Amortized cost, net	1,432,692	1,166,961	2,599,653
Gross unrealized gains	1,842	863	2,705
Fair value	$1,434,534	$1,167,824	$2,602,358
Carrying value	$1,432,692	$1,166,961	$2,599,653

Since the completion of the Company's initial public offering, the primary focus of its business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime Traditional and Hybrid ARM loans. The Company's portfolio of ARM loans is 100% self-originated through the loan production channels of its TRS. The loans that the Company retains in its portfolio are serviced through a subservicing arrangement. The TRS sells all of its fixed rate loan production to third parties, as well as any ARM loans that the Company does not retain in its portfolio.

The Company does not account for mortgage-backed securities placed with third party investors as sales and, therefore, does not record any gain or loss in connection with securitization transactions. Instead, the Company accounts for the mortgage-backed securities it sells as a long-term collateralized financing. As of December 31, 2004, the Company held approximately $1.4 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations.

The Company has credit exposure on its ARM loan investment portfolio. During the three months ended December 31, 2004, the Company recorded loan loss provisions totaling $674,000 to reserve for estimated future credit losses on Portfolio ARM Loans, and there were no credit losses charged against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of December 31, 2004, which represents the first reporting date that the Company has carried ARM loans held to maturity on its balance sheet (Dollars in thousands):

December 31, 2004

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	6	$1,619	0.06%	0.05%
90 days or more	1	560	0.02	0.01
In bankruptcy and foreclosure	—	—	—	—
	7	$2,179	0.08%	0.06%

As of December 31, 2004, the Company had aggregate IRLCs to fund ARM loans held for securitization of $454.1 million.

NOTE 4—MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	December 31, 2004	December 31, 2003
		(As restated)
Mortgage loans held for sale	$774,656	$323,316
Deferred origination costs and fees	9,936	1,437
Carrying amount of mortgage loans held for sale	$784,592	$324,753

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

As of December 31, 2004 and 2003, the Company had loan purchase commitments from third party investors for approximately $384.5 million and $91.7 million, respectively. Substantially all loans held for sale at December 31, 2004 and 2003 were subsequently sold to third party investors. All mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 6).

As of December 31, 2004, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $638.3 million.

NOTE 5—DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk in conjunction with the origination, funding, sale and investment in mortgage loan assets. The Company manages the risk of interest rate changes primarily through the use of derivative instruments as follows:

•	Fair value hedges, which are intended to manage the risks associated with potential changes in the fair value of loans held for sale; and

•	Cash flow hedges, which are intended to manage the risks associated with potential changes in the Company's financing costs.

In connection with its mortgage loan origination activities, MortgageIT issues IRLCs to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms, subject to credit approval, for a specified period while the application is in process, typically between 15 and 60 days. MortgageIT's risk management objective is to protect earnings from an unexpected change in the fair value of IRLCs by economically hedging the estimated closed loan volume from the IRLC pipeline. MortgageIT's pipeline hedging strategy primarily utilizes forward delivery contracts on mortgage-backed securities ("TBA Securities") to protect the value of its IRLCs. The TBA Securities, options on TBA Securities, forward sales commitments and IRLCs relating to mortgage loans held for sale, are free-standing derivative instruments and have been classified as such by the Company. Accordingly, these derivatives have been recorded at fair value with changes in fair value reflected in gain on sale of loans.

At December 31, 2004 and December 31, 2003, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $414.9 million and $294.3 million, respectively. The fair value of the IRLCs at December 31, 2004 and December 31, 2003 reflected a loss of approximately $384,000 and $1.2 million, respectively.

At December 31, 2004 and December 31, 2003 the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $610.0 million and $495.0 million with a fair value loss of approximately $743,000 and $1.8 million, respectively.

At December 31, 2004 and December 31, 2003, the notional amount of the Company's forward sales commitments from third party investors was approximately $399.4 million and $96.9 million with a fair value gain of approximately $236,000 and $215,000, respectively.

Fair Value Hedges

The Company is exposed to interest rate risk in conjunction with the sale of mortgage loans. The Company manages the risk of interest rate changes associated with its loans held for sale through use of TBA Securities, options on TBA securities and forward sale commitments. These derivative instruments are designed to hedge potential changes in the value of loans held for sale. The Company's risk management policy is to hedge 100% of it's prime first mortgage loans held for sale.

The fair value adjustments for IRLCs, TBA Securities, options and forward sales commitments are included in gain on sale mortgage of loans.

Unallocated Loans

Unallocated loans represent hedged loans held for sale that have not yet been allocated to a forward sales contract. At December 31, 2004 only, derivative instruments related to the Company's unallocated loans held for sale were classified and accounted for as fair value hedges. These derivatives, and the related hedged loans held for sale, are carried at fair value with the changes in fair value recorded in earnings. For all previous periods presented, derivative instruments relating to the Company's unallocated loans were classified and accounted for as free-standing derivatives. These derivatives are carried at fair value with the changes in fair value recorded in earnings, and the related unallocated hedged loans held for sale are carried at the lower-of-cost-or-market.

Allocated Loans

Allocated loans represent hedged loans held for sale that have been allocated to a forward sales contract. At December 31, 2004, and for all prior periods presented, the forward sales contracts related to the Company's allocated loans held for sale, were classified and accounted for as free-standing derivatives. These derivatives are carried at fair value with the changes in fair value recorded in earnings. The related allocated loans held for sale are carried at the lower-of-cost-or-market.

Cash Flow Hedges

The Company primarily utilizes Eurodollar futures, interest rate cap agreements ("Cap Agreements") and interest rate swap agreements ("Swap Agreements") in order to manage potential changes in future LIBOR-based financing costs. The Company generally borrows funds based on short-term LIBOR-based interest rates to finance its Portfolio ARM Loans. However its Portfolio ARM Loans have an initial fixed interest rate period up to five years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than does its Portfolio ARM Loans. Therefore, the purpose of these hedges is to better match the average repricing of the variable rate debt with the average repricing of the Portfolio ARM Loans.

All changes in the fair value of Cap Agreements and Swap Agreements for the period from November 24, 2004 through December 31, 2004 are recorded in accumulated other comprehensive income ("OCI") on the consolidated balance sheets and will be recognized as interest expense when the forecasted financing transactions occur. If it becomes probable that the forecasted transaction, which is the future interest payments on the Company's collateralized debt obligations, will not occur as specified at the inception of the hedging relationship, then the related gain or loss in OCI would be reclassified out of OCI and recognized in interest expense. The carrying value of these derivative instruments is included in hedging instruments on the accompanying consolidated balance sheets.

The Company purchases Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in the Cap Agreements increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company's borrowings above a level specified by the Cap Agreement. The notional balances of the Caps generally decline over the life of these instruments approximating the declining balance of the Company's collateralized debt obligations.

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the Caps, which range from 2.5% to 5.00%. The Cap Agreements had an average maturity of 3.8 years as of December 31, 2004 and will expire between July 2007 and November 2009.

The Company enters into Swap Agreements to fix the interest rate on a portion of the Company's borrowings as specified in the Swap Agreement. When the Company enters into a Swap Agreement, it agrees to pay a fixed interest rate as specificed in the agreement, typically based on LIBOR. Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements.

Both Cap and Swap Agreements represent a means to lengthen the average repricing period of the Company's variable-rate collateralized debt obligations such that the average repricing duration of the borrowings more closely matches the average repricing duration of the Company's Portfolio ARM Loans.

The Company uses Eurodollar futures to hedge both forecasted and recognized LIBOR-based borrowings. When LIBOR-based interest rates change, the change in the value of Eurodollar futures can be expected to approximately offset the change in the value of the hedged LIBOR-based funding costs. The Company classifies and accounts for Eurodollar futures as free-standing derivatives. Accordingly, all realized net losses aggregating approximately $7.5 million have been recognized and included in realized loss on hedging instruments for the year ended December 31, 2004.

The following table presents notional amount, carrying amount and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at December 31, 2004. The Company did not own any cash flow derivitive instruments at December 31, 2003. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheet.

	December 31, 2004
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)

Eurodollar futures contracts	$3,136,250	$710	$—
Cap agreements	2,310,392	18,280	(574)
Swap agreements	186,328	283	187
Total cash flow hedges	$5,632,970	$19,273	$(387)

NOTE 6—BORROWINGS

Collateralized Debt Obligations

On September 30, 2004, $811.2 million of ARM loans from the Company's investment loan portfolio were transferred to MortgageIT Trust 2004-1 and were securitized. On November 24, 2004, $635.3 million of ARM loans from the Company's investment loan portfolio were transferred to MortgageIT Trust 2004-2 and were securitized. In these transactions, the Company issued AAA/AA-rated floating-rate pass-through certificates totaling $1.4 billion to third party investors and retained $79.8 million of subordinated certificates, which provide credit support to the higher-rated certificates that were placed with third party investors. All of the securities retained by the Company were rated investment grade. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In connection with the issuance of these mortgage-backed securities which are also refered to as collateralized debt obligations, the Company incurred costs of $4.2 million. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as a financing of loans and represents permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities recorded as collateralized debt obligations. As of December 31, 2004, collateralized debt of $1.3 billion, net of debt issuance costs, is classified as collateralized debt obligations, net on the accompanying consolidated balance sheets.

As of December 31, 2004, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $1.4 billion. The debt matures between 2033 and 2044 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20% of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately four years.

Repurchase Agreements

The Company had outstanding $67.7 million of repurchase agreements with a weighted average borrowing rate of approximately 2.2% and a weighted average remaining maturity of 144 days as of December 31, 2004. The Company did not have any repurchase agreements outstanding as of December 31, 2003.

Warehouse Lines Payable

The Company has various warehouse credit facilities with major lenders that are used to fund mortgage loans. As of December 31, 2004, the first facility (the "UBS Warehouse Facility"), with UBS Real Estate Securities, Inc. ("UBS"), had an uncommitted credit limit of $1.25 billion, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 days. All advances under this agreement are evidenced by a note, which is secured by all of the loans funded through this facility. As of December 31, 2004 and 2003, the Company had outstanding on the line $798.8 million and $164.2 million, respectively. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $7.9 million and $9.9 million for the years ended December 31, 2004 and 2003, respectively, is included in brokerage revenue on the statement of operations. Loans on the conduit line, which totaled approximately $435.1 million and $190.1 million at December 31, 2004 and 2003, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2005.

The second facility, with Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch") has a partially committed credit limit of $1.0 billion collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of December 31, 2004 and 2003, the Company had $906.3 million and $79.6 million, respectively, outstanding on this facility. This credit facility expires in August 2005.

The third facility, with Residential Funding Corporation ("RFC"), has a committed credit limit of $400 million collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of December 31, 2004 and 2003, the Company had outstanding approximately $164.3 million and $56.9 million, respectively, on this facility. This credit facility expires in April 2005.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 2.6% and 3.0% for the years ended December 31, 2004 and 2003, respectively.

All mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, two of the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of December 31, 2004, the Company was not in compliance with the net income covenant in the UBS facility, as well as certain other covenants contained in certain of its credit facilities. Waivers from the lenders with respect to these covenant violations have been obtained.

Maturities of borrowings are as follows at December 31, 2004 (Dollars in thousands):

	Payments due by Period
	(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)(2)	$1,331,986	$26,621	$9,836	$15,480	$1,280,049
Warehouse lines payable	1,869,385	1,869,385	—	—	—
Repurchase agreements	67,674	67,674	—	—	—

(1)	Excluding debt issuance costs.

(2)	Maturities of our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience pre-payments and/or loan losses.

Special-Purpose Warehouse Finance Subsidiary

The Company's UBS Warehouse Facility, described above under "—Warehouse Lines Payable," is administered by an agent on behalf of an institutionally managed medium term note conduit. Under the funding agreements governing the UBS Warehouse Facility, the Company transfers finance receivables to MortgageIT SPV I, a Delaware statutory trust (the "Trust") that has been established by the Company as a special purpose warehouse finance subsidiary of the Company. The Trust, in turn, issues notes (the "Notes") to the agent, collateralized by such finance receivables and cash. These transactions are treated as secured financing arrangements for financial reporting purposes. The agent provides funding under the Notes to the Trust pursuant to an advance formula, and the Trust forwards the funds to the Company in consideration for the transfer of finance receivables. Advances under the funding agreements bear interest at LIBOR plus specified fees depending upon the source of funds provided by the agent. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company's ability to obtain additional borrowings under these agreements.

In addition, under the legal agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by the Trust are legally owned by the Trust and not by the Company.

•	the Trust is a legal entity separate and distinct from the Company and all other affiliates of the Company.

•	the assets of the Trust are legally assets only of the Trust, and are not legally available to the Company and all other affiliates of the Company or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors.

•	none of the Company or any other affiliate of the Company is legally liable on the debts of the Trust, except for an amount limited to 10% of the greater of (i) the total principal amount of Notes then outstanding under the Note Purchase Agreement plus the aggregate outstanding principal of all Mortgage Loans sold under the Loan Repurchase Agreement and the Loan Sale Agreement and (ii) the Facility Limit.

•	assets of the Company which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by the Trust in consideration of Mortgage Loans sold to the Trust by the Company; and

2)	the value of the Company's net equity investment in the Trust.

•	As of December 31, 2004, the Trust had the following assets (in thousands):

a)	whole loans: $801,933 and

b)	cash and cash equivalents: $57,266.

•	As of December 31, 2004, the Trust had the following liabilities and equity:

a)	short-term debt due to UBS: $798,772; and

b)	$60,427 in members' equity investment.

As of December 31, 2004, the Company included in its consolidated financial statements the assets, liabilities and operations of the Trust pursuant to FIN 46R.

NOTE 7—NOTES PAYABLE AND OTHER DEBT (Dollars in thousands):

	December 31, 2004	December 31, 2003
Unsecured Promissory Notes (a)	$—	$1,125
Senior Secured Notes (b)	15,000	—
	$15,000	$1,125

(a)	Promissory note issued in connection with the IPI acquisition, which was paid in January 2004.

(b)	Senior Secured Notes due 2007 with an aggregate principal amount of $15 million were issued in March 2004. The Notes bear interest at a rate of 10% per annum, payable in quarterly installments beginning June 30, 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets with the exception of its mortgage loans held for sale and ARM loans held for securitization. The Notes contain various restrictions and covenants. As of December 31,2004, MortgageIT was in compliance with all of the restrictions and covenants contained in the Note Purchase Agreement, except the warehouse line ratio for which a waiver has been obtained. In November 2004, MortgageIT's board of directors approved an amendment that reduces the interest rate on the outstanding principal balance of each Note from 10% per annum to 7 1/2% per annum for the period beginning October 1, 2004 and ending March 31, 2005. In addition, the amendment prohibits MortgageIT from prepaying the Notes prior to April 14, 2005.

NOTE 8—STOCKHOLDERS EQUITY

ISSUANCE OF COMMON STOCK

On August 4, 2004, the reorganization of MortgageIT was consummated. In the reorganization, MortgageIT became a wholly owned subsidiary of its holding company parent, Holdings, which is organized and conducts its operations to qualify as a REIT for U.S. federal income tax purposes. Concurrently with the reorganization, Holdings conducted an initial public offering of its common stock, whereby it issued 14.6 million shares at a price to the public of $12.00 per share. Net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses, approximated $163.4 million. Concurrently with the closing of the initial public offering, on August 4, 2004, holders of 6,764,338 shares of common stock and 14,859,659 shares of preferred stock of MortgageIT exchanged their shares for 4,804,473 shares of common stock of Holdings. In addition, holders of 160,241 shares of common stock and 223,314 shares of preferred stock of MortgageIT, who either did not submit a vote in connection with the reorganization or who did not certify that they were accredited investors pursuant to applicable securities laws, exchanged their shares for cash payments totaling $2,179,843.

CONVERTIBLE REDEEMABLE PREFERRED STOCK

On August 4, 2004, holders of MortgageIT Convertible Redeemable Preferred Stock exchanged their shares for shares of common stock of Holdings or cash. Prior to the exchange, MortgageIT was authorized to issue 22,000,000 shares of convertible preferred stock, par value $.01 per share, of which 6,250,000 had been designated and issued as Series A Convertible Preferred Stock, 7,000,000 had been designated and 4,401,170 issued as Series B Convertible Preferred Stock, and 6,500,000 had been designated and 4,431,803 issued as Series C Convertible Preferred Stock. MortgageIT's Board of Directors was authorized to fix the rights and preferences of the 2,250,000 shares of undesignated preferred stock as necessary without further stockholder approval.

The Series A Convertible Redeemable Preferred Stock was held by private investors and was convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $1.00 per share, subject to adjustment. Annual dividends on each share were cumulative and payable quarterly at the discretion of MortgageIT's Board of Directors at the rate of 8% per annum on the liquidation value of $1.00 per share.

The Series B Convertible Redeemable Preferred Stock was held by private investors and was convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $5.6821 per share. This price reflected adjustments for the dilutive effect of the issuance of Series C Convertible Preferred stock during 2001. Annual dividends on each share were cumulative and payable quarterly at the discretion of MortgageIT's Board of Directors at the greater of 10% of the liquidation value of $6.4151 per share, compounded quarterly, or the amount of dividends paid on each share of Class A Common Stock.

The Series C Convertible Preferred Stock was held by private investors and was convertible at the option of the holder into shares of Class A Common Stock at a conversion rate of $2.4246 per share. Annual dividends on each share were cumulative and payable quarterly at the discretion of MortgageIT's Board of Directors at the greater of 10% of the original issue price of the Series C Convertible Preferred stock of $2.4246 per share, compounded quarterly, or the amount of dividends paid on each share of Common Stock.

No dividends were declared or paid during 2002 or 2003 on any series of preferred stock. Included in Convertible Redeemable Preferred Stock at December 31, 2002 was approximately $18,019,000 of undeclared and unpaid dividends on the Series A, B and C shares.

Restricted Stock — 1999 Equity Incentive Stock Compensation Plan

MortgageIT had reserved 116,000 shares of Class B Common Stock to issue to certain employees pursuant to its 1999 Equity Incentive Stock Compensation Plan ("1999 Plan"). In 2003, MortgageIT terminated the 1999 Plan and made no further awards under it. In August 2004, as a result of the reorganization of MortgageIT and Holdings' initial public offering, all 59,000 shares of Class B Common Stock issued and outstanding under the 1999 Plan were exchanged for shares of Holdings common stock.

In addition, in August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (See below in this Note 8).

Stock Options — 2001 Stock Option Plan

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

2004 Long-Term Incentive Plan

In August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (the "2004 Plan"). A total of 1,725,000 shares of common stock have been reserved for issuance under the 2004 Plan, which terminates in 2014. The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. In connection with the initial public offering, the Company granted options to purchase 1,062,775 shares of common stock at an exercise price of $12.00 per share and an aggregate of 216,577 shares of restricted stock. Subsequent to the offering, the Company granted options to purchase an additional 39,754 shares of common stock at an average exercise price of $15.12 per share and an additional 244,000 shares of restricted stock. The options and restricted stock will vest over a three-year period.

Activity for each of the plans is summarized as follows: (Shares in thousands)

	2004 Plan		2001 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2002	—	$—	58	$4.96
Granted	—	—	138	9.28
Exercised	—	—	—	—
Forfeited	—	—	(23)	4.96
Options outstanding, December 31, 2002	—	$—	173	$8.44
Options outstanding, January 1, 2003	—	—	173	$8.44
Granted	—	—	256	13.91
Exercised	—	—	(1)	4.96
Forfeited	—	—	(24)	12.37
Options outstanding, December 31, 2003	—	$—	404	$11.66
Options outstanding, January 1, 2004	—	$—	404	$11.66
Granted	1,102	12.11	241	13.91
Exercised	—	—	(45)	4.96
Repurchased	—	—	(56)	4.96
Cancelled	—	—	(535)	13.91
Forfeited	(10)	12.00	(9)	13.91
Options outstanding, December 31, 2004	1,092	$12.11	—	$—

There were approximately 172,000 shares available for future grant under the 2004 plan at December 31, 2004.

The following table summarizes information pertaining to outstanding options at December 31, 2004 (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Number Exercisable
$12.00	1,052	9.6 years	—
$13.10 - $17.95	40	9.8 years	—

The weighted average fair value of options issued under the 2004 Plan, for the year ended December 31, 2004, under the Black-Scholes option-pricing model, was $1.07 per option.

The weighted average fair value of options issued under the 2001 Plan, for the years ended December 31, 2004, 2003, and 2002, under the minimum value method, was $3.61 per option, $3.35 per option, and $2.83 per option, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into operating leases for commercial real estate and office equipment expiring at various dates through May 2011. At December 31, 2004, the Company's marketable securities were pledged to collateralize its main office lease. Rent expense is being recognized on a straight-line basis to account for rent concessions and escalations during the lease term, resulting in deferred rent of $1,337,000 and $1,167,000 at December 31, 2004 and 2003, respectively.

Future minimum lease payments under the Company's operating leases are as follows (Dollars in thousands):

Year ending December 31,
2005	$7,572
2006	6,827
2007	6,153
2008	5,075
2009	3,452
Thereafter	1,727
Total minimum lease payments	$30,806

Operating lease payments in the above table are exclusive of real estate taxes and other operating expenditures and have been reduced by future minimum sublease rental payments. Total rent expense is reflected net of sublease income of approximately $200,000, $213,000 and $205,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

On September 29, 2004, and amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT and IPI Skyscraper Mortgage which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The case was filed as a putative class action; a motion for certification of a class under New York law and for collective action under federal law was filed on March 11, 2005. We are vigorously asserting our defenses in this action.

In addition to this case, the Company is a defendant in various legal proceedings involving matters generally incidental to its business. Although it is difficult to predict the outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the Company's consolidated financial position or results of operations.

Defined Contribution Plan

The Company maintains 401(k) retirement plans that cover all qualified employees. The plans match employee contributions up to 2% of the participant's salary. For the years ended December 31, 2004, 2003 and 2002, the Company recognized expense of $514,000, $589,000 and $408,000, respectively, related to the plans.

The Company maintained a deferred compensation plan that covered certain employees of the Company. Based on the terms of the plan, a portion of the annual incentive award was recorded as deferred compensation and is payable in cash over the applicable vesting period. At December 31, 2004 and 2003, respectively, approximately $1,302,000 and $2,128,000 of deferred compensation was included in prepaids and other current assets, and is being amortized to compensation expense over the applicable vesting period. Amounts payable under this plan at December 31, 2004 and 2003, including both current and deferred awards payable, were approximately $2,143,000 and $2,510,000, respectively, and are included in accrued expenses.

The Company terminated the deferred compensation plan effective December 31, 2004. One-third of the balance of participating employees' deferred compensation accounts as of December 31, 2004 will be distributed in cash on or before January 15, 2005, and the remainder of the principal amount in the accounts will earn 5% simple interest and will be paid in equal parts to these employees on March 15, 2005, June 15, 2005, September 15, 2005 and December 15, 2005. The aforementioned payments are due to participants, provided they are employees on the related distribution dates.

NOTE 10—INCOME TAXES

The provision for income taxes is as follows (Dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
		(As restated)	(As restated)
Current:
Federal	$912	$2,764	$—
State	696	1,832	252
	1,608	4,596	252
Deferred:
Federal	295	(591)	—
State	(286)	(206)	—
	9	(797)	—
Provision for Income Taxes	$1,617	$3,799	$252

The difference between the U.S. federal tax rate and the Company's effective tax rate in 2004 and 2003 is due primarily to changes in the estimated state tax rates and non-deductible expenses. The difference between the U.S. federal tax rate and the Company's effective tax rate in 2003 and 2002 is due primarily to utilitization of net operating loss carryforwards, changes in the valuation allowance related to the net deferred tax asset, and changes in state tax rates in 2003, offset by certain nondeductible expenses. The effective income tax rate differed from the Federal statutory rate as follows (Dollars in thousands):

	Year Ended December 31,
			(As restated)		(As restated)
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory rate	$(2,322)	(34.0)	$9,545	34.0	$377	34.0
Tax effect of non-taxable REIT Income	(2,108)	(30.9)	—	—	—	—
Tax on TRS income eliminated in consolidation	5,647	82.7	—	—	—	—
State income taxes, net of Federal benefit	191	2.8	3,335	11.9	319	28.7
Decrease in valuation allowance	—	—	(7,940)	(28.3)	(504)	(45.5)
Change in estimated state tax rates	114	1.7	(1,167)	(4.2)	—	—
Other—net	95	1.4	26	0.1	60	5.4
	$1,617	23.7%	$3,799	13.5%	$252	22.6%

The major sources of temporary income tax differences and the related deferred tax effect are as follows (Dollars in thousands):

	2004	2003
		(As restated)
Deferred tax assets:
Reserves and allowances	$2,631	$2,167
Stock-based compensation	7	—
Mark to market — derivative instruments	940	54
Accrued expenses	900	535
Tax credit carry forward	244	—
Total deferred tax assets	4,722	2,756
Deferred tax liabilities:
Deferred charges	2,465	711
Property and equipment	750	665
Goodwill	719	583
Total deferred tax liabilities	3,934	1,959
Net deferred tax assets	$788	$797

The Company provided a valuation allowance against deferred tax assets at December 31, 2002 because, based on available information, the probability of utilizing its deferred tax assets did not meet the "more likely than not" test under SFAS No. 109. Due to profitable operations in 2003 and favorable operating trends, the valuation allowance was reversed at December 31, 2003. At December 31, 2003, the net deferred tax asset was included in prepaids and other current assets.

NOTE 11—EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
		(As restated)	(As restated)
Net (loss) income	$(8,446)	$24,275	$858
Dividends on convertible redeemable preferred stock:
Series A	426	686	633
Series B	2,397	3,800	3,442
Series C	822	1,302	1,180
Accretion of discount on preferred stock	302	511	502
Total dividends on preferred stock	3,947	6,299	5,757
Net income (loss) attributable to common stockholders	$(12,393)	$17,976	$(4,899)
Basic earnings per share:
Net income (loss) attributable to common stockholders	$(12,393)	$17,976	$(4,899)
Weighted average common stock outstanding for basic earnings per share	8,517	518	514
Basic earnings per share	$(1.46)	$34.71	$(9.53)
Diluted earnings per share:
Net income (loss) attributable to common stockholders	$(12,393)	$17,976	$(4,899)
Add preferred stock dividends	—	6,299	—
Net income (loss) for diluted earnings per share	$(12,393)	$24,275	$(4,899)
Common stock outstanding for basic earnings per share computation	8,517	518	514
Assumed conversion of dilutive:
Convertible preferred stock	—	4,067	—
Stock options and unvested restricted stock	—	59	—
Weighted average common stock outstanding for diluted earnings per share (1)	8,517	4,644	514
Diluted earnings per share	$(1.46)	$5.23	$(9.53)

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT.

Options, warrants and restricted stock aggregating 154,000, 428,000 and 173,000 were excluded from the computation for the years ended December 31, 2004, 2003 and 2002, respectively, as their effect would have been anti-dilutive. Potentially dilutive common equivalent shares amounting to 2,630,000 and 4,718,000 relating to the conversion of Series A, Series B and Series C preferred stock, restricted stock and options were excluded from the computation for the years ended December 31, 2004 and 2002, respectively, as their effect would have been anti-dilutive.

NOTE 12—STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	Year ended December 31,
	2004	2003	2002

Cash paid during the year for:
Interest	$23,779	$14,051	$10,403
Income taxes	6,007	1,870	244

NOTE 13—SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, brokering and secondary marketing. Following is a summary of the Company's segment operating results for the years ended December 31, 2004, 2003 and 2002 (Dollars in thousands).

Year ended December 31, 2004

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Eliminations	Total
Gain on sale of mortgage loans	$—	$82,386	$(11,989)	$70,397
Brokerage revenues	—	36,283	—	36,283
Interest income	23,941	36,012	393	60,346
Interest expense	(13,004)	(16,455)	—	(29,459)
Net interest income	10,937	19,557	393	30,887
Realized loss on hedging instruments	(1,701)	—	(6,151)	(7,852)
Other	—	566	—	566
Total revenues	9,236	138,792	(17,747)	130,281
Operating expenses	3,036	135,211	(1,137)	137,110
Income (loss) before income tax	6,200	3,581	(16,610)	(6,829)
Income taxes	—	1,617	—	1,617
Net income (loss)	$6,200	$1,964	$(16,610)	$(8,446)
Segment assets	$2,435,967	$1,117,160	$(16,167)	$3,536,960
Segment liabilities	$1,067,873	$2,244,302	$33,118	$3,345,293

(1)	Commenced operations on August 4, 2004. The Company operated in one segment, Mortgage Banking, prior to August 4, 2004.

(2)	Represents the consolidated results of operations for Mortgage IT, Inc.

Note 14—Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (Dollars and shares in thousands, except per share data):

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Third Quarter
		As restated	As reported
Gain on sale of mortgage loans	$20,763	$14,405	$14,269
Brokerage revenues	6,739	8,955	8,955
Interest income	32,934	15,804	15,804
Interest expense	(17,533)	(6,925)	(6,925)
Net interest income	15,401	8,879	8,879
Realized gain (loss) on hedging instruments	2,004	(9,856)	—
Other	294	248	248
Operating expenses	(43,026)	(34,838)	(34,838)
Income taxes	(413)	242	(144)
Dividends on preferred stock	—	(587)	(587)
Net income (loss) attributable to common stockholders	$1,762	$(12,552)	$(3,218)
Basic	$0.09	$(0.93)	$(0.24)
Diluted	$0.09	$(0.93)	$(0.24)
Average number of common shares outstanding — Basic	19,405	13,451	13,451
Average number of common shares outstanding — Diluted	19,760	13,451	13,451
	Year Ended December 31, 2004
	Second Quarter	Second Quarter	First Quarter	First Quarter
	As restated	As reported	As restated	As reported
Gain on sale of mortgage loans	$20,875	$21,904	$14,354	$15,768
Brokerage revenues	11,844	11,844	8,745	8,745
Interest income	6,291	6,291	5,317	5,317
Interest expense	(2,455)	(2,455)	(2,546)	(2,546)
Net interest income	3,836	3,836	2,771	2,771
Other	17	17	7	7
Operating expenses	(32,875)	(32,875)	(26,371)	(26,371)
Income taxes	(1,669)	(1,884)	223	(375)
Dividends on preferred stock	(1,699)	(1,699)	(1,661)	(1,661)
Net income (loss) attributable to common stockholders	$329	$1,143	$(1,932)	$(1,116)
Basic	$0.64	$2.21	$(3.73)	$(2.16)
Diluted	$0.41	$0.58	$(3.73)	$(2.16)
Average number of common shares outstanding — Basic	518	518	518	518
Average number of common shares outstanding — Diluted	4,917	4,917	518	518

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Third Quarter
		As restated	As reported
Gain on sale of mortgage loans	$16,596	$21,792	$23,552
Brokerage revenues	14,212	18,013	18,013
Interest income	5,861	6,793	6,793
Interest expense	(3,313)	(3,484)	(3,484)
Net interest income	2,548	3,309	3,309
Other	20	39	39
Operating expenses	(30,737)	(36,873)	(36,873)
Income taxes	(357)	(850)	(2,016)
Dividends on preferred stock	(1,640)	(1,604)	(1,604)
Net income (loss) attributable to common stockholders	$642	$3,826	$4,420
Basic	$1.24	$7.40	$8.55
Diluted	$0.48	$1.17	$1.30
Averge number of common shares outstanding — Basic	517	517	517
Average number of common shares outstanding — Diluted	4,734	4,645	4,645
	Year Ended December 31, 2003
	Second Quarter	Second Quarter	First Quarter	First Quarter
	As restated	As reported	As restated	As reported
Gain on sale of mortgage loans	$26,784	$25,396	$22,043	$16,862
Brokerage revenues	16,456	16,456	14,349	14,349
Interest income	6,325	6,325	5,345	5,345
Interest expense	(3,729)	(3,729)	(3,078)	(3,078)
Net interest income	2,596	2,596	2,267	2,267
Other	49	49	872	872
Operating expenses	(37,072)	(37,072)	(29,189)	(29,189)
Income taxes	(1,193)	(1,847)	(1,399)	(937)
Dividends on preferred stock	(1,552)	(1,552)	(1,503)	(1,503)
Net income (loss) attributable to common stockholders	$6,068	$4,026	$7,440	$2,721
Basic	$11.74	$7.79	$14.39	$5.26
Diluted	$1.67	$1.22	$1.99	$0.94
Average number of common shares outstanding — Basic	517	517	517	517
Average number of common shares outstanding — Diluted	4,559	4,559	4,498	4,498

NOTE 15—MINIMUM NET WORTH REQUIREMENT

MortgageIT is a HUD Title II Nonsupervised Delegated Mortgagee. As such, the MortgageIT is subject to certain minimum net worth requirements as established by HUD. As of December 31, 2004 and 2003, the Company's net worth (which, at December 31, 2003 includes preferred stock for HUD purposes) was $35,260,000 and $32,192,000, respectively, in excess of HUD's minimum net worth requirement of $1,000,000.

Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.
By:	/s/ DOUG W. NAIDUS
Name: Doug W. Naidus
Title: Chairman and Chief Executive Officer
Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DOUG W. NAIDUS	Chief Executive Officer (Principal Executive Officer)	March 31, 2005

Doug W. Naidus

/s/ GLENN J. MOURIDY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

Glenn J. Mouridy

/s/ FRED A. ASSENHEIMER	Director	March 31, 2005

Fred A. Assenheimer

/s/ WILLIAM L. COLLINS	Director	March 31, 2005

William L. Collins

/s/ MICHAEL N. GARIN	Director	March 31, 2005

Michael N. Garin

/s/ MICHAEL J. MAROCCO	Director	March 31, 2005

Michael J. Marocco

/s/ NANCY McKINSTRY	Director	March 31, 2005

Nancy McKinstry

/s/ MARK C. PAPPAS	Director	March 31, 2005

Mark C. Pappas

/s/ TIMOTHY SCHANTZ	Director	March 31, 2005

Timothy Schantz