Form 10-Q
period 2005-03-31
MortgageIT Holdings, Inc.
filed 2005-05-13
CIK 1284151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 19,405,706 SHARES OUTSTANDING AS OF MAY 12, 2005.

FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Company. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, which discuss our business in greater detail.

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance in the future could differ materially from forecasted results. Factors that could have a material adverse effect on our financial condition or results of operations include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	our ability to originate a portfolio of high quality prime adjustable-rate mortgage ("ARM") and hybrid ARM loans;

•	changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash;

•	adverse federal and state legislation and regulation;

•	our ability to consummate pending investments;

•	the availability and cost of capital for future investments;

•	our ability to compete effectively within the finance and real estate industries;

•	the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations;

•	changes in our critical accounting policies;

•	adverse results or resolutions of litigation, arbitration or investigation; and

•	other risks detailed from time to time in our SEC reports.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$40,315	$70,224
Restricted cash	246	1,679
Marketable securities held to maturity	4,066	7,546
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	2,379,556	1,432,692
ARM loans held for securitization, net	684,918	1,166,961
Total Portfolio ARM Loans	3,064,474	2,599,653
Mortgage loans held for sale	1,404,982	784,592
Hedging instruments	44,151	19,526
Accounts receivable, net of allowance	35,408	28,731
Prepaids and other assets	6,415	7,803
Goodwill	11,639	11,639
Property and equipment, net	5,630	5,567
Total assets	$4,617,326	$3,536,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized debt obligations, net	$2,229,829	$1,328,096
Warehouse lines payable	2,005,546	1,869,385
Repurchase agreements	83,475	67,674
Hedging instruments	3,151	1,145
Notes payable and other debt	15,000	15,000
Accounts payable, accrued expenses and other liabilities	67,009	63,993
Total liabilities	4,404,010	3,345,293
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 125,000,000 shares authorized; 19,405,706 issued and outstanding	194	194
Additional paid-in capital	240,477	238,405
Unearned compensation — restricted stock	(7,477)	(6,196)
Accumulated other comprehensive income (loss)	14,058	(387)
Accumulated deficit	(33,936)	(40,349)
Total stockholders' equity	213,316	191,667
Total liabilities and stockholders' equity	$4,617,326	$3,536,960

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three months ended March 31,
	2005	2004
		(As restated)
Revenues:
Gain on sale of mortgage loans	$32,107	$14,354
Brokerage revenues	6,398	8,745
Interest income	53,752	5,317
Interest expense	(31,486)	(2,546)
Net interest income	22,266	2,771
Realized and unrealized gain on hedging instruments	8,922	—
Other	263	7
Total revenues	69,956	25,877
Operating expenses:
Compensation and employee benefits	27,789	16,531
Processing expenses	10,363	3,446
General and administrative expenses	6,818	2,317
Rent	2,275	1,814
Marketing, loan acquisition and business development	895	1,050
Professional fees	2,310	587
Depreciation and amortization	796	626
Total operating expenses	51,246	26,371
Income (loss) before income taxes	18,710	(494)
Income taxes	2,982	(223)
Net income (loss)	15,728	(271)
Dividends on convertible redeemable preferred stock	—	1,661
Net income (loss) attributable to common stockholders	$15,728	$(1,932)
Per share data:
Basic	$0.81	$(3.73)
Diluted	$0.79	$(3.73)
Weighted average number of shares — basic (1)	19,405	518
Weighted average number of shares — diluted (1)	19,846	518

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc.

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2005	2004
Net income (loss)	$15,728	$(271)
Other comprehensive income:
Unrealized gain on hedging instruments	14,058	—
Comprehensive income (loss)	$29,786	$(271)

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
Three months ended March 31, 2005 (Dollars and shares in thousands)

	Capital Stock				Additional Paid-In Capital	Accumulated Deficit	Unamortized Cost of Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Common-Class A		Common
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	—	19,405	194	238,405	(40,349)	(6,196)	(387)	191,667
Issuance of common stock	—	—	—	—	4	—	—	—	4
Restricted stock grant	—	—	—	—	2,068	—	(2,068)	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	—	787	—	787
Other comprehensive income (loss)	—	—	—	—	—	—	—	14,445	14,445
Dividends declared on
common stock —
$0.48 per share	—	—	—	—	—	(9,315)	—	—	(9,315)
Net income	—	—	—	—	—	15,728	—	—	15,728
Balance at March 31, 2005	—	$—	19,405	$194	$240,477	$(33,936)	$(7,477)	$14,058	$213,316

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three months ended March 31,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income (loss)	$15,728	$(271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	796	626
Amortization of restricted stock costs	787	—
Realized and unrealized gain on hedging instruments	(2,097)	(1,705)
Changes in operating assets:
Decrease (increase) in restricted cash	1,433	(82)
Increase in mortgage loans held for sale	(620,390)	(102,454)
Increase in accounts receivable	(6,677)	(5,773)
Decrease (increase) in prepaids and other assets	1,388	(1,560)
Changes in operating liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,239	(6,476)
Net cash used in operating activities	(606,793)	(117,695)
Cash flows from investing activities:
Increase in ARM loans	(464,821)	—
Purchases of property and equipment	(859)	(299)
Proceeds from maturities of marketable securities	6,331	1,420
Purchases of marketable securities	(2,852)	(1,420)
Net cash used in investing activities	(462,201)	(299)
Cash flows from financing activities:
Proceeds from issuance of common stock	4	—
Net proceeds from collateralized debt obligations	901,733	—
Net borrowings from repurchase agreements	15,801	—
Purchase of interest rate cap and swap agreements	(6,076)	—
Dividends paid	(8,538)	—
Proceeds from notes payable and other debt	—	15,000
Repayment of notes payable and other debt	—	(1,125)
Net proceeds from warehouse lines payable	136,161	102,517
Net cash provided by financing activities	1,039,085	116,392
Net decrease in cash and cash equivalents	(29,909)	(1,602)
Cash and cash equivalents at beginning of period	70,224	22,261
Cash and cash equivalents at end of period	$40,315	$20,659

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The interim financial information should be read in conjunction with MortgageIT Holdings, Inc.'s 2004 Annual Report on Form 10-K.

Basis of Presentation

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

As discussed further in Note 10, the Company operates its business in two primary segments, mortgage investment operations and mortgage banking operations. Mortgage investment operations are driven by the net interest income generated on our investment loan portfolio. Mortgage banking operations include loan origination, underwriting, funding, secondary marketing and loan brokerage activities.

All shares of common stock and common stock equivalents have been retroactively restated, for all periods presented, to reflect the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common stock pursuant to the reorganization of MortgageIT.

The consolidated financial statements included herein contain results for Holdings and its wholly owned subsidiary, MortgageIT and its wholly owned subsidiaries, IPI Skyscraper Mortgage Corporation ("IPI") and Home Closer LLC ("Home Closer"), for the period from August 4, 2004 (the date REIT operations commenced) to December 31, 2004, and exclusively for MortgageIT and its wholly owned subsidiaries, IPI and Home Closer for the preceding periods. IPI, which provides residential mortgage banking and brokerage services in the New York, New Jersey and Connecticut tri-state area, was a wholly owned subsidiary of MortgageIT until it was merged with and into MortgageIT effective December 31, 2004. Home Closer provides title, settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

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

ARM loans held for securitization are mortgage loans the Company has originated and intends to securitize and retain.

The Company does not intend to sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by creating highly liquid securitized assets that can be readily financed in the capital markets.

Mortgage Loans Held for Sale

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent hedged loans that have not yet been allocated to a forward sales contract. At March 31, 2005 and December 31, 2004, unallocated mortgage loans held for sale are carried at market value. Determining market value requires management judgment in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent hedged loans that have been allocated to a forward sales commitment. For the three months ended March 31, 2005, the Company qualified and elected to apply SFAS No. 133 fair value hedge accounting for allocated loans held for sale. At March 31, 2005, allocated mortgage loans held for sale are carried at market value. Determining market value requires management judgment in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information. At December 31, 2004, allocated mortgage loans held for sale were carried at the lower of adjusted cost or market value. Adjusted cost includes the loan principal amount outstanding, net of deferred direct origination costs and fees.

Loan Securitizations

The Company securitizes mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The Company generally retains interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require the Company to repurchase loans that are found to have legal deficiencies, after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company's accounting policy for ARM loan securitizations complies with the provisions of Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Depending on the structure of the securitization, the accounting for securitizations is treated as either a sale or secured financing for financial statement purposes. The securitization transactions in the Company's mortgage investment operations segment are treated as secured financings under SFAS No. 140 as the Company has retained control over the transferred assets.

Derivative Instruments and Hedging Activities

The Company manages its interest rate risk exposure through the use of derivatives, including interest rate swaps, Eurodollar futures, forwards and interest rate caps. In accordance with SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value.

If certain conditions are met, the Company may designate a derivative as a fair value hedge (the hedge of the exposure to changes in the fair value of a recognized asset, liability or commitment), or a cash flow hedge (a hedge of the exposure to variability in the cash flows related to a forecasted or recognized liability).

Certain derivatives used in conjunction with interest rate risk management activities qualify for hedge accounting under SFAS No. 133. For derivative hedging activities to qualify for hedge accounting, the Company formally documents, at the inception of each hedge, the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item or, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

The Company's fair value hedges are primarily for mortgage loans held for sale. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the change in fair value of the hedged asset, are recorded in earnings. Derivatives that are utilized as fair value hedges and that qualify for hedge accounting are carried at fair value with changes in value included in gain on sale of mortgage loans in the accompanying consolidated statements of operations.

The Company's cash flow hedges, which are used for LIBOR based borrowings, have the effect of fixing the interest rate on LIBOR based liabilities in the event that LIBOR based funding costs change. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge, and the change in value of a derivative instrument that does not qualify for hedge accounting, are reported in earnings.

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

Other Comprehensive Income

The Financial Accounting Standard Board's ("FASB") SFAS No. 130, "Reporting Comprehensive Income," divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133.

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

Stock Compensation

As of March 31, 2005, the Company had one stock-based employee compensation plan in effect, the 2004 Long-Term Incentive Plan (the "2004 Plan"), which is described more fully in Note 7.

MortgageIT had previously adopted the 2001 Stock Option Plan, which was terminated on August 4, 2004, pursuant to the reorganization of MortgageIT. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to these accounting standards, the Company records deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There is no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No.123") (Dollars in thousands, except per share data):

	(unaudited)
	Three months ended March 31,
	2005	2004
		(As restated)
Net income (loss) attributable to common stockholders	$15,728	$(1,932)
Amortization of restricted stock, including forfeitures, net of related tax effects	554	—
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(610)	(114)
Pro forma net income (loss)	$15,672	$(2,046)
Net income (loss) per share attributable to common stock:
Basic—As reported	$0.81	$(3.73)
Basic—Pro forma	$0.81	$(3.95)
Net income (loss) per share for diluted earnings per share:
Diluted—As reported	$0.79	$(3.73)
Diluted—Pro forma	$0.79	$(3.95)

Under the 2001 Stock Option Plan, which was terminated pursuant to our reorganization, the fair value for each option granted was estimated at the date of grant using the minimum value, option-pricing model, an allowable valuation method under SFAS No.123 with the following assumptions: risk-free interest rate of 4.25%, expected option lives of eight years, and no dividends.

Under the 2004 Long-Term Incentive Plan, which replaced the 2001 Stock Option Plan, the fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No.123 with the following assumptions: risk-free interest rate of 3.75%, expected option lives of five years, 26% volatility and 9% dividend rate.

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

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and accounts receivable are carried at amounts approximating fair value. Unallocated mortgage loans held for sale are carried at market value. Allocated mortgage loans held for sale are carried at market value at March 31, 2005 and at the lower of adjusted cost or market value at December 31, 2004.

Derivative instruments related to the hedging of our financing costs, including interest rate swap agreements, Eurodollar futures or options contracts and interest rate cap agreements (collectively "Hybrid Hedging Instruments") are carried at fair value and are classified as hedging instruments on the balance sheet.

Derivative instruments including IRLCs and those related to the hedging of our locked pipeline loans and mortgage loans held for sale, including to be announced ("TBA") securities, options, Eurodollar futures, and forward sales contracts are carried at fair value and are classified as hedging instruments on the balance sheet.

Liabilities, including warehouse lines payable, collateralized debt obligations, notes payable and other debt, are carried at their contractual notional amounts which approximate fair value. Portfolio ARM Loans are carried at cost, as more fully described in Note 2.

The following table presents information as to the carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at March 31, 2005 and December 31, 2004:

	March 31, 2005
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
	(unaudited)
Assets:
Mortgage loans held for sale	$1,402,487	$1,402,487
Forward delivery commitments	2,495	2,495
Mortgage loans held for sale, net	1,404,982	1,404,982

ARM loans held for securitization, net	684,918	683,738
ARM loans collateralizing debt obligations, net	2,379,556	2,373,585
Hedging instruments	44,151	44,151

Liabilities:
Warehouse lines payable	$2,005,546	$2,005,546
Collateralized debt obligations, net	2,229,829	2,236,303
Repurchase agreements	83,475	83,475
Hedging instruments	3,151	3,151

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)

Assets:
Mortgage loans held for sale	$784,592	$787,234
ARM loans held for securitization, net	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,432,692	1,434,534
Hedging instruments	19,526	19,526

Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385
Collateralized debt obligations, net	1,328,096	1,331,986
Repurchase agreements	67,674	67,674
Hedging instruments	1,145	1,145

Recently Issued Accounting Standards

In June 2004, the FASB issued Emerging Issues Task Force Abstract 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other than temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material effect on our financial condition, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bullentin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosure about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised, in December 2003 ("FIN 46R"), is required for periods ending after December 15, 2003. During 2004 and 2005, the Company created various trusts which were utilized in connection with the securitization of mortgage loans and other financial activities. These trusts are deemed to be variable interest entities for which we have determined that the Company is the primary beneficiary. Accordingly, the assets, liabilities and operations of these trusts are included in its consolidated financial statements.

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

Under the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation," effective in the period ending March 31, 2006, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

The grant date fair value of employee stock options will be measured using the an appropriate option pricing model. See "Stock Compensation" of this Note 1 to the consolidated financial statements for an illustration of the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123R as of January 1, 2004. The Company will adopt this statement when effective and is currently evaluating the impact.

1A—Restatement of Consolidated Financial Statements

The Company has determined that it could not support the use of hedge accounting for derivative contracts entered into prior to November 24, 2004. As a result, the Company's consolidated statements of operations and cash flows for the three months ended March 31, 2004 have been restated.

Fair Value Hedge Accounting Restatement

The Company now believes that the documentation of fair value hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. As such, the Company made the determination that it was not appropriate to apply hedge accounting for purposes of the Company's financial statements for the three months ended March 31, 2004 and, as such, loans held for sale were recorded at the lower of cost or market. The Company has corrected its accounting for mortgage loans held for sale and interest rate risk management activities related to fair value hedging activities (a "fair value" hedge). Commencing with the quarter ended December 31, 2004, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans held for sale, exclusive of loans allocated to forward sales commitments. As of March 31, 2005, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans allocated to forward sales commitments as well. For loans held for sale that are designated as allocated to a forward sales commitment, the mark to market price is equivalent to the forward commitment price on the date that the loans are allocated to a trade. Changes in the market value of these loans and the market value of the related forward commitments can be expected to offset each other from allocation date to date of settlement.

Cash Flow Hedge Accounting Restatement

The Company now believes that, prior to November 24, 2004, the documentation of its cash flow hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. Any change in value associated with such cash flow hedge derivatives was previously recorded as an increase or decrease in other comprehensive income ("OCI"). The Company has made the determination that it was not appropriate to apply cash flow hedge accounting prior to November 24, 2004. The Company has corrected its accounting for interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liabilities (a "cash flow" hedge). Effective November 24, 2004, the Company's documentation was deemed sufficient with respect to interest rate cap and swap agreements, and thus the Company has elected to apply cash flow hedge accounting for these derivatives.

A summary of the impact of the restatements on net earnings follows (Dollars in thousands):

Three months ended
March 31, 2004
Net income, as previously reported	$545
Restatement for derivative financial instruments, net of tax effect	(816)
Net (loss), as restated	$(271)

The aforementioned restatement adjustments have been tax affected to the extent attributable to activities of the taxable REIT subsidiary. Note 1- "Stock Compensation," and Note 8- "Earnings Per Share," have been amended for the impact of the aforementioned restatements. The following tables present the accounts on the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2004 that were affected by the restatement. (Dollars in thousands, except per share data):

	Three months ended
	March 31, 2004
	As restated	As reported
Consolidated Statement of Operations
Gain on sale of mortgage loans	$14,354	$15,768
Total revenues	25,877	27,291
Income (loss) before income taxes	(494)	920
Income taxes	(223)	375
Net income (loss)	(271)	545
Net loss attributable to common stockholders	(1,932)	(1,116)
Per share data:
Basic	(3.73)	(2.16)
Diluted	(3.73)	(2.16)

	Three months ended
	March 31, 2004
	As restated	As reported
Consolidated Statement of Cash Flows
Net income (loss)	$(271)	$545
Realized and unrealized loss on hedging instruments	(1,705)	—
Increase in mortgage loans held for sale	(102,454)	(105,572)
Increase in prepaids and other assets	(1,560)	(963)

NOTE 2—PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of March 31, 2005 and December 31, 2004 (Dollars in thousands):

March 31, 2005 (unaudited)	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$2,355,993	$678,379	$3,034,372
Net unamortized loan origination costs and fees	24,596	6,821	31,417
Loan loss reserves	(1,033)	(282)	(1,315)
Amortized cost, net	2,379,556	684,918	3,064,474
Gross unrealized loss	(5,971)	(1,180)	(7,151)
Fair value	$2,373,585	$683,738	$3,057,323
Carrying value	$2,379,556	$684,918	$3,064,474

December 31, 2004	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$1,418,323	$1,157,188	$2,575,511
Net unamortized loan origination costs and fees	14,866	9,950	24,816
Loan loss reserves	(497)	(177)	(674)
Amortized cost, net	1,432,692	1,166,961	2,599,653
Gross unrealized gain	1,842	863	2,705
Fair value	$1,434,534	$1,167,824	$2,602,358
Carrying value	$1,432,692	$1,166,961	$2,599,653

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

The Company does not account for mortgage-backed securities placed with third party investors as sales and, therefore, does not record any gain or loss in connection with securitization transactions. Instead, the Company accounts for the mortgage-backed securities it sells as a long-term collateralized financing. As of March 31, 2005, the Company held approximately $2.4 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations.

The Company has credit exposure on its ARM loan investment portfolio. During the three months ended March 31, 2005, the Company recorded loan loss provisions totaling $642,000 to reserve for estimated future credit losses on Portfolio ARM Loans, and there were no credit losses charged against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of March 31, 2005 and December 31, 2004 (Dollars in thousands):

March 31, 2005 (unaudited)

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	6	$1,715	0.06%	0.04%
90 days or more	—	—	—	—
In bankruptcy and foreclosure	4	1,312	0.04	0.03
	10	$3,027	0.10%	0.07%

December 31, 2004

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	6	$1,619	0.06%	0.05%
90 days or more	1	560	0.02	0.01
In bankruptcy and foreclosure	—	—	—	—
	7	$2,179	0.08%	0.06%

NOTE 3—MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Mortgage loans held for sale	$1,392,228	$774,656
Deferred origination costs and fees	12,754	9,936
Carrying amount of mortgage loans held for sale	$1,404,982	$784,592

Mortgage loans are residential mortgages on properties located throughout the United States having maturities of up to 30 years, and include ARM loans that are not Portfolio ARM Loans. Pursuant to the terms of the mortgage loans, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell to third party investors any loans that do not constitute Portfolio ARM Loans shortly after they are funded, generally within 30 to 60 days.

As of March 31, 2005 and December 31, 2004, the Company had loan purchase commitments from third party investors for approximately $752.3 million and $384.5 million, respectively. Substantially all loans held for sale at March 31, 2005 and December 31, 2004 were subsequently sold to third party investors. All mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 5).

As of March 31, 2005 and December 31, 2004, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $1.5 billion and $638.3 million, respectively.

NOTE 4—DERIVATIVES AND HEDGING ACTIVITIES

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

At March 31, 2005 and December 31, 2004, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $943.2 million and $414.9 million, respectively. The fair value of the IRLCs at March 31, 2005 and December 31, 2004 reflected a loss of approximately $1.9 million and $384,000, respectively.

At March 31, 2005 and December 31, 2004 the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $526.5 million and $610.0 million with a fair value loss of approximately $638,000 and $743,000, respectively.

At March 31, 2005 and December 31, 2004, the notional amount of the Company's forward sales commitments from third party investors was approximately $936.1 million and $399.4 million with a fair value gain of approximately $1.8 million and $236,000, respectively.

Fair Value Hedges

The Company is exposed to interest rate risk in conjunction with the sale of mortgage loans. The Company manages the risk of interest rate changes associated with its loans held for sale through use of TBA Securities, options on TBA Securities, forward sale commitments and Eurodollar futures. These derivative instruments are designed to hedge potential changes in the value of loans held for sale. The Company's risk management policy is to hedge 100% of it's prime first mortgage loans held for sale.

The fair value adjustments for IRLCs, TBA Securities, options, forward sales commitments and Eurodollar futures are included in gain on sale mortgage of loans.

Unallocated Loans

Unallocated loans represent hedged loans held for sale that have not yet been allocated to a forward sales contract. At March 31, 2005 and December 31, 2004, derivative instruments related to the

Company's unallocated loans held for sale were classified and accounted for as fair value hedges. These derivatives, and the related hedged loans held for sale, are carried at fair value with the changes in fair value recorded in earnings.

Allocated Loans

Allocated loans represent hedged loans held for sale that have been allocated to a forward sales contract. At March 31, 2005, the related allocated loans held for sale are carried market value. At December 31, 2004, the forward sales contracts related to the Company's allocated loans held for sale, were classified and accounted for as free-standing derivatives. These derivatives are carried at fair value with the changes in fair value recorded in earnings. The related allocated loans held for sale were carried at the lower of cost or market at December 31, 2004.

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

All changes in the fair value of Cap Agreements and Swap Agreements for the period are recorded in OCI on the consolidated balance sheets and will be recognized as interest expense when the forecasted financing transactions occur. If it becomes probable that the forecasted transaction, which is the future interest payments on the Company's collateralized debt obligations, will not occur as specified at the inception of the hedging relationship, then the related gain or loss in OCI would be reclassified out of OCI and recognized in interest expense. The carrying value of these derivative instruments is included in hedging instruments on the accompanying consolidated balance sheets.

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

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the Caps, which range from 2.50% to 4.70%. The Cap Agreements had an average maturity of 3.9 years as of March 31, 2005 and will expire between August 2007 and January 2010.

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

The Company uses Eurodollar futures to hedge both forecasted and recognized LIBOR-based borrowings. When LIBOR-based interest rates change, the change in the value of Eurodollar futures can be expected to approximately offset the change in the value of the hedged LIBOR-based funding costs. The Company classifies and accounts for Eurodollar futures as free-standing derivatives. Accordingly, all realized net gains aggregating approximately $8.9 million have been recognized and included in realized and unrealized gain on hedging instruments for the three months ended March 31, 2005.

The following table presents notional amount, carrying amount and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at March 31, 2005 and December 31, 2004. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheets.

	March 31, 2005 (unaudited)
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$2,275,500	$5,510	$—
Cap agreements	2,762,254	30,612	6,526
Swap agreements	515,462	8,029	7,532
Total cash flow hedges	$5,553,216	$44,151	$14,058

	December 31, 2004
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$3,136,250	$710	$—
Cap agreements	2,310,392	18,280	(574)
Swap agreements	186,328	283	187
Total cash flow hedges	$5,632,970	$19,273	$(387)

NOTE 5—BORROWINGS

Collateralized Debt Obligations

Through March 31, 2005, the Company had issued AAA/AA-rated floating-rate pass-through certificates totaling $2.3 billion to third party investors and retained $101.4 million of subordinated certificates, which provide credit support to the higher-rated certificates that were placed with third party investors. All of the securities retained by the Company were rated investment grade. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In connection with the issuance of these mortgage-backed securities which are also referred to as collateralized debt obligations, the Company incurred costs of $7.2 million through March 31, 2005. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as financings of loans and represent permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities recorded as collateralized debt obligations. As of March 31, 2005 and December 31, 2004, collateralized debt of $2.2 billion and $1.3 billion, respectively, net of debt issuance costs, is classified as collateralized debt obligations, net on the accompanying consolidated balance sheets.

As of March 31, 2005 and December 31, 2004, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $2.4 billion and $1.4 billion, respectively. The debt matures between 2033 and 2035 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20% of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately four years.

Repurchase Agreements

The Company had outstanding $83.5 million and $67.7 million of repurchase agreements with a weighted average borrowing rate of approximately 2.8% and 2.2% and a weighted average remaining maturity of 51 days and 144 days as of March 31, 2005 and December 31, 2004, respectively.

Warehouse Lines Payable

The Company has various warehouse credit facilities with major lenders that are used to fund mortgage loans. During the three months ended March 31, 2005, the Company negotiated two new credit facilities, which, when added to the Company's three existing credit facilities, brings to five the total number of facilities it may draw upon.

In March 2005, the Company entered into warehouse credit facility with Credit Suisse First Boston Mortgage Capital LLC ("CFSB") for a partially comitted credit limit of $400 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2005, the Company had no outstanding borrowings on the line. This credit facility expires in February 2006.

In February 2005, the Company entered into warehouse credit facility with Greenwich Capital Financial Products Inc. ("Greenwich") for a comitted credit limit of $250 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2005, the Company had $145.8 million outstanding on this facility.This credit facility expires in February 2006.

The Company maintains a credit facility (the "UBS Warehouse Facility"), with UBS Real Estate Securities, Inc. ("UBS"), which has an uncommitted credit limit of $1.25 billion, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 days. All advances under this agreement are evidenced by a note, which is secured by all of the loans funded through this facility. As of March 31, 2005 and December 31, 2004, the Company had outstanding on the line $634.0 million and $798.8 million, respectively. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $1.1 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively, is included in brokerage revenue on the statement of operations. Loans on the conduit line, which totaled approximately $394.0 million and $435.1 million at March 31, 2005 and December 31, 2004, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2005.

The Company maintains a credit facility with Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch"), which has a partially committed credit limit of $1.0 billion collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2005 and December 31, 2004, the Company had $907.0 million and $906.3 million, respectively, outstanding on this facility. This credit facility expires in August 2005.

The Company maintains a credit facility with Residential Funding Corporation ("RFC"), which has a committed credit limit of $400 million collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2005 and December 31, 2004, the Company had outstanding approximately $318.8 million and $164.3 million, respectively, on this facility. This credit facility expires in April 2006.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 3.3% and 2.6% for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.

All mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of March 31, 2005, the Company was not in compliance with certain covenants contained in certain of its credit facilities. Although waivers from the lenders with respect to these covenant violations have been obtained, no assurance can be made that the lenders will continue to waive future covenent violations, to the extent they occur.

Maturities of borrowings are as follows at March 31, 2005 (Dollars in thousands):

	Payments due by Period
	(unaudited))
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)(2)	$2,236,303	$46,703	$16,908	$26,783	$2,145,909
Warehouse lines payable	2,005,546	2,005,546	—	—	—
Repurchase agreements	83,475	83,475	—	—	—

(1)	Excluding debt issuance costs.

(2)	Maturities of our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience pre-payments and/or loan losses.

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

In addition, under the legal agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by the Trust are legally owned by the Trust and not by the Company.

•	the Trust is a legal entity separate and distinct from the Company and all other affiliates of the Company.

•	the assets of the Trust are legally assets only of the Trust, and are not legally available to the Company and all other affiliates of the Company or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors.

•	none of the Company or any other affiliate of the Company is legally liable on the debts of the Trust, except for an amount limited to 10% of the greater of (i) the total principal amount of Notes then outstanding under the Note Purchase Agreement plus the aggregate outstanding principal of all Mortgage Loans sold under the Loan Repurchase Agreement and the Loan Sale Agreement and (ii) the Facility Limit.

•	assets of the Company which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by the Trust in consideration of Mortgage Loans sold to the Trust by the Company; and

2)	the value of the Company's net equity investment in the Trust.

•	As of March 31, 2005, the Trust had the following assets (in thousands):

a)	whole loans: $639,024 and

b)	cash and cash equivalents: $32,808.

•	As of March 31, 2005, the Trust had the following liabilities and equity (in thousands):

a)	short-term debt due to UBS: $633,954; and

b)	$37,878 in members' equity investment.

As of March 31, 2005, the Company included in its consolidated financial statements the assets, liabilities and operations of the Trust pursuant to FIN 46R.

NOTE 6—NOTES PAYABLE

Senior Secured Notes due 2007 with an aggregate principal amount of $15 million were issued in March 2004. The Notes bear interest at a rate of 10% per annum, payable in quarterly installments beginning June 30, 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets with the exception of its mortgage loans held for sale and ARM loans held for securitization. The Notes contain various restrictions and covenants. As of March 31, 2005, MortgageIT was in compliance with all of the restrictions and covenants contained in the Note Purchase Agreement, except the warehouse line ratio for which a waiver has been obtained. However, no assurance can be made that waivers will be granted in the future, to the extent such waivers are necessary. In November 2004, MortgageIT entered into an amendment that reduced the interest rate on the outstanding principal balance of each Note from 10% per annum to 7½% per annum for the period beginning October 1, 2004 and ending March 31, 2005. In addition, the amendment prohibited MortgageIT from prepaying the Notes prior to April 14, 2005.

NOTE 7—STOCKHOLDERS EQUITY

Stock Options — 2001 Stock Option Plan

In 2001, MortgageIT established the 2001 Stock Option Plan ("2001 Plan"). The 2001 Plan provided for the granting of stock options to employees, directors and consultants of MortgageIT to purchase up to 776,000 shares of Class B Common Stock. The exercise price of the options was not to be less than the fair market value on the date of grant with a maximum term of ten years, or in the case of 10% stockholders, at 110% of the fair market value on the date of grant with a maximum term of five years. MortgageIT awarded options to purchase 241,000 shares during 2004, all of which had a ten-year life and vested at the rate of one-third each year on the first three anniversaries of the respective grant date. The 2001 Plan terminated in August 2004.

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

2004 Long-Term Incentive Plan

In August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (the "2004 Plan"). A total of 1,725,000 shares of common stock have been reserved for issuance under the 2004 Plan, which terminates in 2014. The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. During the three months ended March 31, 2005, options to purchase 31,700 shares of common stock at $12.00 per share and 9,167 shares of restricted stock were forfeited and the Company granted options to purchase 2,500 shares of common stock, at an average exercise price of $12.98 per share, and 123,935 shares of restricted stock. The options and restricted stock will vest over a three-year period.

There were approximately 87,000 shares available for future grant under the 2004 Plan at March 31, 2005.

The weighted average fair value of options issued under the 2004 Plan, for the three months ended March 31, 2005, under the Black-Scholes option-pricing model, was $1.01 per option.

The weighted average fair value of options issued under the 2001 Plan, for the three months ended March 31, 2004, under the minimum value method, was $3.61 per option.

In April 2005, the board of directors adopted the MortgageIT Holdings, Inc. Amended Long-Term Incentive Plan (the "Amended Plan"), subject to the approval of the Company's stockholders. Under the Amended Plan, an additional 1,000,000 shares of the Company's common stock will be reserved for issuance; this addition of shares is the only material difference between the 2004 Plan and the Amended Plan. The Amended Plan will provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, and will terminate in 2015.

NOTE 8—EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data):

	(unaudited)
	Three months ended March 31,
	2005	2004
		(As restated)
Net income (loss)	$15,728	$(271)
Dividends on convertible redeemable preferred stock:
Series A	—	180
Series B	—	1,007
Series C	—	345
Accretion of discount on preferred stock	—	129
Total dividends on preferred stock	—	1,661
Net income (loss) attributable to common stockholders	$15,728	$(1,932)
Basic earnings per share:
Net income (loss) attributable to common stockholders	$15,728	$(1,932)
Weighted average common stock outstanding for basic earnings per share	19,405	518
Basic earnings per share	$0.81	$(3.73)
Diluted earnings per share:
Net income (loss) for diluted earnings per share	$15,728	$(1,932)
Common stock outstanding for basic earnings per share computation	19,405	518
Assumed conversion of dilutive:
Stock options and unvested restricted stock	441	—
Weighted average common stock outstanding for diluted earnings per share (1)	19,846	518
Diluted earnings per share	$0.79	$(3.73)

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT.

Options, warrants and restricted stock aggregating 558,000 were excluded from the computation for the three months ended March 31, 2004, as their effect would have been anti-dilutive. Potentially dilutive common shares amounting to 4,524,000 relating to the conversion of Series A, Series B and Series C preferred stock and options were excluded from the computation for the three months ended March 31, 2004, as their effect would have been anti-dilutive.

NOTE 9—STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	(unaudited)
	Three months ended March 31,
	2005	2004
Cash paid during the year for:
Interest	$29,579	$3,474
Income taxes	89	3,536

NOTE 10—SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, brokering and secondary marketing. Following is a summary of the Company's segment operating results for the three months ended March 31, 2005 (Dollars in thousands).

Three months ended March 31, 2005

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Eliminations	Total
Gain on sale of mortgage loans	$—	$39,166	$(7,059)	$32,107
Brokerage revenues	—	6,398	—	6,398
Interest income	33,271	19,555	926	53,752
Interest expense	(21,835)	(9,651)	—	(31,486)
Net interest income	11,436	9,904	926	22,266
Realized and unrealized gain on hedging instruments	7,308	—	1,614	8,922
Other	—	263	—	263
Total revenues	18,744	55,731	(4,519)	69,956
Operating expenses	3,014	48,801	(569)	51,246
Income (loss) before income tax	15,730	6,930	(3,950)	18,710
Income taxes	2	2,980	—	2,982
Net income (loss)	$15,728	$3,950	$(3,950)	$15,728
Segment assets	$3,177,849	$1,460,037	$(20,560)	$4,617,326

(1)	Commenced operations on August 4, 2004. The Company operated in one segment, Mortgage Banking, prior to August 4, 2004.

(2)	Represents the consolidated results of operations for MortgageIT

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings. For further information, see Part II Other Information, Item 1. Legal Proceedings of this Form 10-Q. Although it is difficult to predict the outcome of any litigation, the Company has established a reserve of $2.0 million.

NOTE 12—SUBSEQUENT EVENT

During April 2005, through a trust subsidiary, MortgageIT issued and sold in a private placement $50 million of trust preferred securities ("TPS"). MortgageIT issued to the trust junior subordinated debentures to fund the trust's obligations on the TPS. The TPS are floating rate and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable at par after five years and at a premium to par in certain limited circumstances over the first five years. Proceeds from the TPS sale will be used to grow the Company's self-originated residential loan portfolio.

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

Restatement of Consolidated Financial Statements

The consolidated statement of operations, and consolidated statement of cash flows for the three months ended March 31, 2004 have been restated.

For a further discussion of the corrections and restatements, see "Note 1A—Restatement of Consolidated Financial Statements" in the accompanying notes to the consolidated financial statements. The effect of the restatement of the consolidated financial statements is reflected in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

GENERAL

MortgageIT Holdings, Inc. is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. Holdings is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes and is focused on earning net interest income from mortgage loans originated by its taxable REIT subsidiary, MortgageIT. MortgageIT was incorporated in New York in February 1999, and began marketing mortgage loan services in May 1999. MortgageIT is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States. MortgageIT originates single-family mortgage loans of all types, including prime ARM and fixed-rate, first lien residential mortgage loans. Prior to August 4, 2004, MortgageIT sold all of the loans it originated through both its retail and wholesale operations to third party investors. Home Closer LLC, a subsidiary of MortgageIT, Inc., provides settlement, title and related services. IPI Skyscraper Mortgage Corporation, which provided retail mortgage lending operations, was a wholly owned subsidiary of MortgageIT until it was merged with and into MortgageIT effective December 31, 2004.

The Company's business strategy is to self-originate prime ARM loans that are held in our investment portfolio and used to collateralize debt obligations, fund them using equity capital and borrowed funds, and generate earnings from the spread between the yield on our assets and our cost of borrowings. Our investment strategy is designed to mitigate credit risk and interest rate risk. Our mortgage loan investment portfolio consists primarily of prime ARM Loans that collateralize multi-class pass-through securities that we issue in securitization transactions, and prime quality ARM Loans that we intend to securitize.

The loans that we retain in our portfolio are serviced through a subservicing arrangement. Generally, we expect to continue to sell the fixed rate loans originated by MortgageIT to third parties as well as any ARM or hybrid ARM loans that we do not retain in our portfolio.

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of our common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime ARM and hybrid ARM loans, which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of March 31, 2005, we had transferred to our investment portfolio approximately $3.15 billion of single-family residential prime ARM and hybrid ARM loans originated by MortgageIT.

In November 2004, MortgageIT announced its plan to expand its wholesale subprime origination division and has established a sales leadership team in several key regions in order to intensify the focus on subprime single-family residential loan origination. As of March 31, 2005, this division had 298 employees and generated 9.7% of MortgageIT's total originations in the first quarter of 2005. The division is expanding organically, through the development of new branches managed by seasoned mortgage professionals. During the first quarter of 2005, this division added 5 branches with approximately 119 staff members in locations across the U.S. All of the subprime loan production is currently sold to third party investors and we do not currently anticipate holding subprime loans in our investment portfolio.

In October 2004, the Company launched a national correspondent lending platform. The newly created business unit, through its centralized management and loan acquisition teams, seeks to purchase prime first-lien closed mortgage loans from small to mid-sized banks, credit unions and mortgage bankers. In the first quarter of 2005, the correspondent business unit accounted for 4.8% of MortgageIT's total originations. These loans are subject to the same credit review standards utilized by our other prime production channels and are sold by our TRS to third-party investors.

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

Financial information regarding the Company's business segments can be found in Note 10 to the consolidated financial statements.

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

The funding of our mortgage loan portfolio primarily consists of borrowings from our warehouse lines of credit for loans awaiting securitization, the issuance of collateralized debt obligations ("CDOs") and repurchase agreements. We acquire ARM loans for our investment portfolio with the intention of securitizing them by transferring them to independent trusts. In order to facilitate the securitization of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement to the higher rated certificates. Upon securitization, we finance the loans through the issuance of CDOs in the capital markets and occasionally retain certain subordinate certificates. We service Portfolio ARM Loans through a subservicer.

We do not account for CDOs placed with third party investors as sales and, therefore, do not record any gain or loss in connection with securitization transactions. The securitizations are accounted for as long-term collateralized financings. Consequently, the Portfolio ARM Loans transferred to the independent trust are shown as assets on our balance sheet. On our balance sheet, our Portfolio ARM Loans consist of ARM loans collateralizing debt obligations and ARM loans held for securitization. We, therefore, generate revenue in our mortgage investment operations from the spread between the interest income on our Portfolio ARM Loans and our cost of borrowings (i.e., the interest expense on our CDOs, warehouse lines of credit, or repurchase agreements).

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

At March 31, 2005, we held total assets of $4.62 billion, of which $4.47 billion consisted of both loans held for sale and loans held for investment. That compares to $3.54 billion in total assets at December 31, 2004, of which $3.38 billion consisted of both loans held for sale and loans held for investment. At March 31, 2005, over 85% of the assets we held, including cash and cash equivalents, were high quality ARM Loans and short-term investments.

Mortgage Banking Operations

Our mortgage banking operations are conducted through our wholly owned TRS subsidiary, MortgageIT, and its subsidiaries. The TRS is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States

The TRS generates revenue through the origination, sale and brokering of mortgage loans sourced through its loan production channels. This revenue primarily consists of gain on sale of mortgage loans, loan brokerage revenues and net interest income. Gain on sale of mortgage loans is generated from the sale of mortgage loans to investors, on a servicing released basis, generally within 30 to 60 days of funding. Accordingly we do not capitalize the value of mortgage servicing rights. Gain is recognized based on the difference between the net sales proceeds and the carrying value of the mortgage loans sold and is recognized in earnings at the time of sale. The carrying value of the mortgage loans sold includes direct loan-related origination costs and fees. Brokerage revenue consists of fees and commissions earned by brokering mortgage loans ultimately funded by third party lenders. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale.

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

Other considerations that may effect our decision regarding a borrower's loan application are the borrower's purpose in requesting the loan (purchase of a home as opposed to cashing equity out of the home through a refinancing, for example), the loan type (adjustable-rate, including adjustment periods and loan life rate caps, or fixed-rate), and any items unique to a loan that we believe could affect credit performance.

Business Strategy

All of the loans originated at the TRS are either transferred to our investment loan portfolio, or sold or brokered to third party investors. Our mortgage banking operations consist primarily of the following activities:

•	retail prime production operations, including both brokered loans and funded loans that are originated through MortgageIT's IPI Skyscraper Division of retail branch offices and through its internet origination channel;

•	wholesale prime production operations, including loans originated through retail loan brokers and correspondents that are not MortgageIT employees and funded by MortgageIT through its MIT Lending Division;

•	subprime production operations, including both retail loans originated through MortgageIT's retail subprime department, and wholesale loans originated through MortgageIT's NB Lending Division;

•	correspondent lending operations, including loans originated through banks, credit unions and mortgage bankers and funded by MortgageIT through its Correspondent Lending Division;

•	secondary loan marketing operations; and

•	mortgage loan title, settlement and other mortgage related services through MortgageIT's subsidiary, Home Closer LLC.

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

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the quarter ended March 31, 2005, MortgageIT's purchase loan originations represented approximately 51% of its total residential mortgage loan originations measured by principal balance.

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

Hedging Activities

We generally do not seek to anticipate the direction of interest rates as a part of our business strategy. We seek to maintain hedge positions that avoid the effects of severe interest rate movements, which might otherwise impair our ability to earn net interest income and gain on sale revenues. Accordingly, we generally seek to mitigate interest rate risk by matching the repricing durations of our Portfolio ARM Loans with the repricing durations of our liabilities. We also seek to mitigate the interest rate risk associated with our mortgage loans held for sale and interest rate lock commitments issued to borrowers.

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

For our mortgage banking operations, some or all of the following financial instruments are used for hedging the fair value of loans held for sale: forward sale loan commitments and forward sales and purchases of mortgage-backed securities and options on such securities in the forward delivery TBA market, Eurodollar futures, and other instruments that may be determined to be advantageous and are permitted under the investment and risk management policy adopted by our board of directors.

For further information on our interest rate risk management, see Item 3 Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk Management of this Form 10-Q and Note 4 – Derivatives and Hedging Activities in the accompanying notes to the consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
		(As restated)
Revenues:
Gain on sale of mortgage loans	45.9%	55.5%
Brokerage revenues	9.1%	33.8%
Net interest income	31.8%	10.7%
Realized and unrealized gain on hedging instruments	12.8%	—
Other	0.4%	0.0%
Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	39.8%	63.8%
Processing expenses	14.8%	13.3%
General and administrative expenses	9.7%	9.0%
Marketing, loan acquisition and business development	1.3%	4.1%
Rent	3.3%	7.0%
Professional fees	3.3%	2.3%
Depreciation and amortization	1.1%	2.4%
Total operating expenses	73.3%	101.9%
Income (loss) before income taxes	26.7%	(1.9)%
Income taxes	4.2%	(0.9)%
Net income (loss)	22.5%	(1.0)%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net income (loss)

Consolidated net income increased from a net loss of $(271,000) for the three months ended March 31, 2004 to a net gain of $15.7 million for the three months ended March 31, 2005. The increase is attributable to higher net interest income, higher gain on sale of mortgage loans, and gains on derivatives instruments used in our investment portfolio hedge program. Total revenues increased by approximately 170% to $70.0 million for the quarter ended March 31, 2005 from $25.9 million for the comparable period in 2004, while total expenses increased by approximately 94% to $51.2 million from $26.4 million. Our loan brokerage volume and revenue decreased by 20.8% and 26.8%, respectively, from the first quarter of 2004. Gain on sale of mortgage loans increased by 123.7% in the first quarter of 2005 compared to the comparable period in 2004 and we recorded a $8.9 million gain on derivatives used in our investment portfolio hedging program. In addition, net interest income increased by 703.5% to $22.3 million in the first quarter of 2005 from $2.8 million in the comparable period in 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or "REIT," began operations on August 4, 2004 following our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income was $11.4 million on average earning assets of $2.8 billion for the three months ended March 31, 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended March 31,
	2005
	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$2,785,694	4.84%	$33,135
Cash and cash equivalents	30,014	1.84	136
	2,815,708	4.80	33,271
Interest-bearing liabilities:
Collateralized debt obligations	2,154,269	3.22	4,242
Warehouse lines payable	510,651	3.38	17,039
Repurchase agreements	81,983	2.75	554
	2,746,903	3.23	21,835
Net interest-earning assets and spread	$68,805	1.57%	$11,436
Net interest margin (1)		1.65%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

REIT operating expenses totaled $3.0 million for the three months ended March 31, 2005, primarily consisting of:

•	compensation and employee benefits;

•	mortgage loan processing expenses; and

•	professional fees and general and administrative expenses.

A substantial portion of REIT expenses are generally fixed in nature. The variable expenses are primarily processing expenses including subservicing costs, provision for credit losses and brokerage commission expenses paid on Eurodollar contracts.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 173% to $39.2 million for the three months ended March 31, 2005 from $14.4 million for the three months ended March 31, 2004. On a standalone basis, whole loan sales increased by 178% to $3.6 billion for the three months ended March 31, 2005 from $1.3 billion for the three months ended March 31, 2004. On a consolidated basis, mortgage whole loan sales to third parties increased by 114.2 % to $2.8 billion, after the elimination of $814 million in intercompany loan sales, for the three months ended March 31, 2005 from $1.3 billion for the three months ended March 31, 2004.

Brokerage Revenue.    Brokerage revenue decreased by approximately 26.8% to $6.4 million for the three months ended March 31, 2005 from $8.7 million for the three months ended March 31, 2004. The decrease was attributable to a 20.8% decrease in the volume of loans brokered to third parties, resulting from a general industry decline in volume during the three months ended March 31, 2005, as well as by our strategy to increase retail funded loan volume and reduce retail brokered loan volume.

Net interest income.    Net interest income increased by approximately 257% to $9.9 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004. The increase is primarily attributable to a higher average balance of loans held for sale due to a higher volume of originations, as well as greater net interest spreads due to reduced borrowing costs. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended March 31,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$1,224,643	6.48%	$19,525	$388,328	5.54%	$5,289
Cash and cash equivalents	7,436	1.63	30	14,256	0.80	28
	1,232,079	6.45	19,555	402,584	5.37	5,317
Interest-bearing liabilities:
Warehouse lines payable	1,185,117	3.21	9,370	376,678	2.74	2,534
Note payable and other debt	15,000	7.63	281	501	10.00	12
	1,200,117	3.27	9,651	377,179	2.74	2,546
Net interest-earning assets and spread	$31,962	3.18%	$9,904	$25,405	2.63%	$2,771
Net interest margin (1)		3.27%			2.80%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 63% to $26.9 million for the three months ended March 31, 2005 from $16.5 million for the three months ended March 31, 2004. The increase was primarily due to a 99.4% increase in the volume of funded loans to $4.3 billion in the three months ended March 31, 2005 from $2.2 billion in the three months ended March 31, 2004, as well as the addition of 17 branches opened between March 31, 2004 and March 31, 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 186% to $9.8 million for the three months ended March 31, 2005, from $3.4 million for the three months ended March 31, 2004. The increase was primarily due to an increase in the number of units and a higher repurchase reserve due to increased prime and subprime origination volume.

General and administrative expenses.    General and administrative expenses increased by 169% to $6.2 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004. This increase was primarily due to a 99.4% increase in the volume of funded loans to

$4.3 billion in the three months ended March 31, 2005 from $2.2 billion in the three months ended March 31, 2004, as well as an increase in the number of branches to 51 during the first quarter of 2005 from 34 in the comparable period in 2004. In addition, the results include the impact of special legal charges and reserves in the amount of $2.5 million associated with the Company's SFAS NO. 133 review and restatement and other legal matters.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses decreased approximately 15% to $895,000 for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The decline was primarily due to decreased use of internet loan production leads by the retail loan production division.

Rent expense.    Rent expense increased approximately 25.4% to $2.3 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004. This increase was primarily due to an increase in the number of branches to 51 operating during the first quarter of 2005 from 34 in the comparable period in 2004.

Professional fees.    Professional fees increased approximately 209% to $1.8 million for the three months ended March 31, 2005 from $587,000 for the three months ended March 31, 2004. This increase was primarily due to legal and audit expenses related to the Company's restatement of its financials in connection with SFAS No.133 accounting standards, as well as outstanding litigation and regulatory matters.

Depreciation and amortization expenses.    Depreciation and amortization increased 27.2% to $796,000 for the three months ended March 31, 2005 from $626,000 for the three months ended March 31, 2004. The increase was primarily due to increased capital expenditures related to 17 new branches opened between March 31, 2004 and March 31, 2005.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

FINANCIAL CONDITION

Prior to our reorganization as a REIT, our assets consisted primarily of mortgage loans held for sale. At March 31, 2005 and December 31, 2004, our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale, representing 66% and 30% of total assets at March 31, 2005, and 73% and 22% of total assets at December 31, 2004.

Total assets increased $1.08 billion from December 31, 2004 to March 31, 2005. The increase primarily reflects an increase in Portfolio ARM Loans in the amount of $464.8 million and an increase in mortgage loans held for sale in the amount of $620.4 million. Portfolio ARM Loans consists of $2.38 billion and $1.43 billion of ARM loans that collateralize debt obligations, and $684.9 million and $1.17 billion of ARM loans held for securitization at March 31, 2005 and December 31, 2004, respectively. The growth of ARM loans that collateralize debt obligations was primarily funded by an increase in securitizations of $901.7 million and $1.33 billion and the growth in ARM loans held for securitization and mortgages held for sale was primarily funded by an increase in warehouse lines payable of $136.2 million and $1.57 billion at March 31, 2005 and December 31, 2004, respectively.

The following table presents various characteristics of our Portfolio ARM Loans as of March 31, 2005. The aggregate unpaid principal balance of the loans included in this table is approximately $3.0 billion.

	Average	High	Low
Original loan balance	$295,345	$1,000,000	$35,621
Coupon rate on loans	5.25%	7.00%	3.38%
% Gross margin	2.36%	3.00%	1.75%
Lifetime cap	11.02%	18.00%	3.88%
Original term (months)	360	360	360
Remaining term (months)	355	360	346
Geographic distribution (top 5 states):
California			63.9%
Arizona			6.2
Washington			4.5
Florida			3.9
Illinois			2.8
Other			18.7
Occupancy status:
Owner occupied			89.6%
Second home			8.2
Investor			2.2
Documentation type:
Full/Alternative			51.6%
Other			48.4
Loan purpose:
Purchase			52.9%
Cash-out refinance			28.1
Rate & term refinance			19.0
Original loan-to-value:
80.01% and over			2.6%
70.01%-80.00%			68.6
60.01%-70.00%			17.5
50.01%-60.00%			6.4
50.00% or less			4.9
Weighted average original loan-to-value			73.5%
Property type:
Single family			62.4%
Condominium			22.2
PUD			10.7
Other residential			4.7
ARM loan type:
3-year hybrid			37.9%
5-year hybrid			60.9
Other			1.2
ARM interest rate caps:
Initial cap:
Under 3.00			9.7%
3.01-4.00			0.0
4.01-5.00			24.8
5.01-6.00			65.5
Periodic cap:
None			0.9%
Under 1.00%			0.3
Over 1.00%			98.8

Percent of interest-only loan balances			78.0%

Weighted average FICO (1) score:			733

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. In accordance with recent SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been described below. Additional information regarding our accounting policies is contained in Note 1 to the consolidated financial statements.

Derivatives and Hedging Activities

We utilize derivatives to manage interest rate risk exposure. In accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," all derivative instruments are recorded at fair value. We designate every derivative instrument as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment, (2) a hedge of the variability of cash flows to be paid related to either a forecasted or recognized liability, or (3) a free-standing derivative instrument.

To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We determine the effectiveness of our interest rate risk management activities using standard statistical measures. If we are unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings. See Note 4 of our consolidated financial statements for further information pertaining to our accounting for derivatives and hedging activities.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the change in the fair value of the hedged asset or liability, are recorded in earnings. Our fair value hedges are used primarily for mortgage loans held for sale.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in OCI to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Our cash flow hedges are used primarily to hedge the financing cost for forecasted or recognized mortgage-backed collateralized debt obligations.

We obtain the fair value of Eurodollar futures, TBA securities, options on TBA securities and interest rate swaps and caps from quoted market prices.

The fair value of forward sale commitments to deliver mortgages is estimated using current quoted market prices for dealer or investor commitments as applies to our existing positions.

The fair value of an IRLC is based on an estimate of the fair value of the underlying mortgage loan, and given the probability that the loan will fund within the terms of the IRLC. After issuance, the value of an IRLC can change and be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the underlying loan will fund is driven by a number of factors, in particular, the change, if any, in mortgage rates after the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applicant, purpose for the loan (purchase or refinance) and the application approval rate.

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

Interest Income on Portfolio ARM Loans

Interest income is accrued based on the outstanding principal amount and contractual terms of our loans. Direct loan origination fees and costs are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method. Estimating prepayments and estimating the remaining lives of the loans requires management judgment, which involves consideration of possible future interest rate environments. The actual lives could be more or less than the amount estimated by management. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management in this report on Form 10-Q for further details.

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

Through March 31, 2005, we completed three securitization transactions in which we securitized ARM loans into a series of pro rata pay, floating-rate securities. The securitization process benefits us by enabling us to issue permanent financing that is not subject to rollover risk or margin calls, and by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market.

In these transactions, we issued AAA and AA-rated floating-rate pass-through certificates totaling $2.34 billion to third party investors, and retained $101.4 million of subordinated certificates, which provide credit support to the higher-rated certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these mortgage-backed securities we incurred securitization costs of $7.2 million, including investment banking fees, legal fees and other related costs. The securitization costs are amortized over the expected life of the mortgage-backed securities.

As of March 31, 2005 and December 31, 2004, outstanding mortgage-backed securities were collateralized by ARM loans with a remaining principal balance of approximately $2.4 billion and $1.4 billion, respectively. These mortgage-backed securities mature between 2033 and 2035 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20% of their original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately four years.

In April 2005, we completed our fourth securitization in which we issued AAA and AA-rated floating rate securities totaling $649.1 million and A+/A subordinated floating rate securities totaling $16.3 million to third party investors.

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

Under these agreements, we sell some or all of the retained interest in our mortgage-backed securities to a counterparty and we agree to repurchase those assets at a future date. At maturity, we purchase the assets back from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of March 31, 2005 and December 31, 2004, we had $83.5 million and $67.7 million of repurchase agreements outstanding, respectively.

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

In addition, we draw down on all of our warehouse facilities, except for the facility with RFC, to finance loans that are held for securitization by the REIT.

Liquidity from Mortgage Banking Operations

For our mortgage banking operations, our principal sources of liquidity are our warehouse facilities and our principal use of liquidity is the origination of new mortgage loans.

To originate a mortgage loan, MortgageIT utilizes its short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets, including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. As of March 31, 2005, the aggregate warehouse facilities aggregated $ 3.3 billion and the maximum amount available for additional borrowings under these facilities was approximately $900.4 million.

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

During the three months ended March 31, 2005, the Company negotiated two new credit facilities, which when added to the Company's three existing credit facilities, bring to five, the total number of facilities it may draw upon.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit, was approximately 3.3% and 2.6% for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. In addition, the facilities contain various financial covenants and restrictions, including a requirement that we maintain specified leverage ratios and net worth amounts. As of March 31, 2005, we were not in compliance with certain covenants contained in certain of our credit facilities. Although waivers from the lenders with respect to these covenant violations have been obtained, no assurance can be made that the lenders will continue to waive future covenent violations, to the extent they occur. The agreements also contain covenants limiting our ability to:

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

In addition to the warehouse facilities, MortgageIT has entered into a mortgage loan purchase agreement with UBS, which we refer to as a conduit facility. Under this agreement, UBS purchases a loan from MortgageIT, which enables MortgageIT to record the sale and recognize the gain on sale. Upon sale, MortgageIT removes both the loans and the corresponding warehouse liability from its balance sheet. A third party subsequently purchases the loan directly from UBS. MortgageIT facilitates the final settlement of the loan sale between UBS and the third party, and receives a performance fee for services provided to UBS. MortgageIT classifies the performance fee as brokerage revenue. The capacity available under the conduit facility is included in the $1.25 billion warehouse facility. The overall facility capacity at any given time is reduced by the outstanding balance on the warehouse facility plus the outstanding balance of the conduit facility. The conduit facility is not a committed facility and may be terminated at the discretion of UBS.

In addition to the warehouse facilities, and the UBS conduit facility, MortgageIT has entered into a $15 million Note Purchase Agreement with Technology Investment Capital Corp. ("TICC"), whereby

MortgageIT sold an aggregate principal amount of $15 million of senior secured promissory notes (the "Notes") to TICC. The proceeds from the sale of the Notes provide working capital for MortgageIT. The Notes bore interest at a rate of 10% per annum through September 30, 2004, and bear interest at the rate of 7.5% per annum for the period from October 1, 2004 through March 31, 2005. Beginning on April 1, 2005, the Notes bear interest at the rate of 10% per annum. Interest on the Notes is payable quarterly in arrears.The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. As of March 31, 2005, MortgageIT was in compliance with all of the restrictions and covenants contained in the Note Purchase Agreement, except the warehouse line ratio, for which a waiver has been obtained. However, no assurance can be made that waivers will be granted in the future, to the extent such waivers are necessary.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased to $40.3 million at March 31, 2005 from $70.2 million at December 31, 2004. Our primary sources of cash and cash equivalents during the three months ended March 31, 2005 were as follows:

•	a $901.2 million increase in collateralized debt obligations;

•	a $136.2 million increase in warehouse lines payable; and

•	a $15.8 million increase in repurchase agreements.

Our primary uses of cash and cash equivalents during the three months ended March 31, 2005 were as follows:

•	a $1.1 billion increase in Portfolio ARM Loans and mortgage loans held for sale; and

•	a $8.5 million dividend payment.

Payment of Dividends

On December 16, 2004, we declared our initial common stock dividend of $0.44 per share. The dividend was distributed in January 2005 and was generated from our operating activities. The total cash dividend of approximately $8.5 million exceeded the minimum taxable income distribution requirements for the year.

On March 16, 2005, we declared our second common stock dividend of $0.48 per share. The dividend was distributed in April 2005 and was generated from our operating activities. The total cash dividend of approximately $9.3 million exceeded the minimum taxable income distribution requirements for the quarter.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at March 31, 2005 (in thousands):

	Payments due by Period
	(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)(2)	$2,236,303	$46,703	$16,908	$26,783	$2,145,909
Warehouse lines payable	2,005,546	2,005,546	—	—	—
Repurchase agreements	83,475	83,475	—	—	—
Operating leases (3)	31,229	8,040	13,498	8,657	1,034
Notes payable	15,000	—	15,000	—	—

(1)	Excluding debt issuance costs.

(2)	Maturities of our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience pre-payments and/or loan losses.

(3)	Net of sublease.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at March 31, 2005 and December 31, 2004:

	March 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$1,395,133	$1,402,487	$1,402,487
Forward delivery commitments	770,797	2,495	2,495
Mortgage loans held for sale, net		1,404,982	1,404,982

ARM loans held for securitization, net	678,379	684,918	683,738
ARM loans collateralizing debt obligations, net	2,355,993	2,379,556	2,373,585
Hedging instruments	5,553,216	44,151	44,151

Liabilities:
Warehouse lines payable	$2,005,546	$2,005,546	$2,005,546
Collateralized debt obligations, net	2,236,303	2,229,829	2,236,303
Repurchase agreements	83,475	83,475	83,475
Hedging instruments	2,562,085	3,151	3,151

	December 31, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$774,194	$784,592	$787,234
ARM loans held for securitization, net	1,157,188	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,418,323	1,432,692	1,434,534
Hedging instruments	6,428,399	19,526	19,526

Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385	$1,869,385
Collateralized debt obligations, net	1,331,986	1,328,096	1,331,986
Repurchase agreements	67,674	67,674	67,674
Hedging instruments	1,039,790	1,145	1,145

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

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the deferred origination costs and fees for our mortgage loans over a longer period. Therefore, in rising interest rate environments where prepayments are declining, the yield on our ARM Loan portfolio could be expected to increase due to higher interest rates and decreased amortization expense attributable to slower prepayments.

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

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	March 31, 2005
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Assets:
Index:
Six-month LIBOR	$36,032	1.2%
One-year constant maturity treasury	422	—
	36,454	1.2%
Hybrid ARM Assets:
Index:
3 years or less	1,151,064	37.9%
Over 3 years to 5 years	1,846,854	60.9%
	2,997,918	98.8%
	$3,034,372	100.0%

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

We enter into Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the LIBOR-based interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate expense on a portion of our borrowings above a level specified by the Cap Agreement. The purchase price of these Cap Agreements is amortized over the life of the Cap Agreements, and the amortization expense generally increases as the Cap Agreements approach maturity. Therefore, the cap premium amortization expense in future periods can be expected to increase from the current amortization rate.

We enter into Swap Agreements to fix the interest rate on a portion of our borrowings as specified in the Swap Agreement. When we enter into a Swap Agreement, we generally agree to pay a fixed interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting our variable-rate debt into fixed-rate debt over the life of the Swap Agrements.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point ("bp") incremental instantaneous parallel shifts in the LIBOR yield curve as of March 31, 2005 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of March 31, 2005

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$61,097	$32,932	$(35,550)	$(72,372)
Hedged liabilities	(55,793)	(28,900)	31,296	65,341
Net change in market value of portfolio equity	$5,304	$4,032	$(4,254)	$(7,031)
Percentage change in market value of portfolio equity	2.78%	2.11%	(2.23)%	(3.69)%

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

The table below presents the duration of our assets and liabilities as of March 31, 2005, under the then prevailing yield curve, as well as with instantaneous parallel 50bps shifts in the curve. Positive portfolio duration indicates that the market value of the investment portfolio, net of borrowings and hedges, will decline if our interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings.

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.42	1.79	2.07	2.24	2.34
Duration of Borrowings and Hedges	1.67	1.83	2.00	2.18	2.37
Net Portfolio Duration	(0.25)	(0.04)	0.07	0.06	(0.03)

Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads, and changes in business volumes.

Mortgage Banking Operations

Movements in interest rates can pose a major risk to our mortgage banking operations in either a rising or declining interest rate environment. MortgageIT utilizes warehouse lines of credit to fund its origination activity. The cost of these borrowings is at variable interest rate terms that increase or decrease as short term interest rates increase or decrease. In addition we are exposed to price risk from the time an interest rate lock commitment is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, we are exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage declines.

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

(b) Internal control over financial reporting

As described in Note 1A to the consolidated financial statements, during the third and fourth quarters of 2004, we evaluated the effectiveness of our financial reporting controls with respect to the documentation requirements for hedge accounting as prescribed in SFAS No. 133. During this period, we implemented changes to enhance our accounting policies and documentation processes.

Effective November 24, 2004, we believe our financial reporting controls are sufficient with respect to interest rate cap and swap agreements for cash flow hedge accounting, and for fair value hedge accounting for our unallocated loans held for sale. Accordingly, commencing November 24, 2004, we have elected to apply SFAS No. 133 cash flow hedge accounting to our caps and swaps, and fair value hedge accounting for our unallocated loans held for sale. However, we did not qualify for cash flow hedge accounting with respect to Eurodollar futures contracts relating to investment portfolio hedging activities for such period due to our inability to fully satisfy the documentation requirements of SFAS No. 133. In addition, we did not qualify for fair value hedge accounting with respect to forward sales commitments. As of March 31, 2005, we qualified for and elected to apply SFAS No. 133 fair value hedge accounting for forward sales commitments.

We expect that we will continue to comply with the documentation requirements of SFAS No. 133 for all hedged loans held for sale, and for interest rate caps and swaps. We expect to be in compliance with SFAS No. 133 for our Eurodollar futures contracts relating to investment portfolio cash flow hedging activities in the second quarter of 2005.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

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

In addition to this case, we are a defendant in various other legal proceedings involving matters generally incidental to our business. Although it is difficult to predict the outcome of these other proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect our consolidated financial position or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits filed with this Form 10-Q:

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.
By: /s/ DOUG W. NAIDUS
Name: Doug W. Naidus Title: Chairman and Chief Executive Officer Date: May 12, 2005
By: /s/ GLENN J. MOURIDY
Name: Glenn J. Mouridy Title: President and Chief Financial Officer Date: May 12, 2005