Form 10-Q
period 2005-06-30
MortgageIT Holdings, Inc.
filed 2005-08-11
CIK 1284151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 28,723,326 SHARES OUTSTANDING AS OF JULY 31, 2005.

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

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "should," "project," "predict," "continue," "aim," "strive," "likely," "seek" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance in the future could differ materially from forecasted results. Factors that could have a material adverse effect on our financial condition or results of operations include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	our ability to originate a portfolio of high quality prime adjustable-rate mortgage ("ARM") and hybrid ARM loans;

•	changes in interest rates and/or credit spreads, as well as the success of our hedging strategy in relation to such changes;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash;

•	adverse federal and state legislation and regulation;

•	our ability to consummate pending investments;

•	our need for a significant amount of capital to consummate future investments and the availability and cost of capital for such investments;

•	our ability to compete effectively within the finance and real estate industries;

•	our primary reliance, as a holding company, on dividends from our subsidiaries to meet debt service obligations;

•	changes in our critical accounting policies;

•	adverse results or resolutions of litigation, arbitration or investigation;

•	our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures;

•	our use of information provided by customers and counterparties, which may be incomplete or inaccurate; and

•	other risks detailed from time to time in our SEC reports.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,153	$70,224
Restricted cash	2,336	1,679
Marketable securities held to maturity	3,686	7,546
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	3,634,194	1,432,692
ARM loans held for securitization, net	171,409	1,166,961
Total Portfolio ARM Loans	3,805,603	2,599,653
Mortgage loans held for sale	2,385,430	784,592
Hedging instruments	35,186	19,526
Due from underwriters	126,169	—
Accounts receivable, net of allowance	51,322	28,731
Prepaids and other assets	8,765	7,803
Goodwill	11,639	11,639
Property and equipment, net	6,303	5,567
Total assets	$6,463,592	$3,536,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized debt obligations, net	$3,451,002	$1,328,096
Warehouse lines payable	2,428,044	1,869,385
Repurchase agreements	82,149	67,674
Hedging instruments	2,837	1,145
Junior subordinated debentures	77,324	—
Notes payable and other debt	15,000	15,000
Accounts payable, accrued expenses and other liabilities	93,361	63,993
Total liabilities	6,149,717	3,345,293
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 125,000,000 shares authorized; 27,300,680 and 19,405,473 issued and outstanding	273	194
Additional paid-in capital	366,406	238,405
Unearned compensation — restricted stock	(7,213)	(6,196)
Accumulated other comprehensive loss	(10,760)	(387)
Accumulated deficit	(34,831)	(40,349)
Total stockholders' equity	313,875	191,667
Total liabilities and stockholders' equity	$6,463,592	$3,536,960

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenues:
Gain on sale of mortgage loans	$46,985	$20,875	$79,092	$35,229
Brokerage revenues	6,275	11,844	12,673	20,589
Interest income	67,900	6,291	121,652	11,608
Interest expense	(49,255)	(2,455)	(80,741)	(5,001)
Net interest income	18,645	3,836	40,911	6,607
Realized and unrealized gain on hedging instruments	820	—	9,742	—
Other	243	17	506	24
Total revenues	72,968	36,572	142,924	62,449
Operating expenses:
Compensation and employee benefits	32,225	19,899	60,014	36,430
Processing expenses	13,687	6,341	24,050	9,787
General and administrative expenses	6,187	2,486	13,005	4,803
Rent	2,282	1,858	4,557	3,672
Marketing, loan acquisition and business development	1,025	1,175	1,920	2,225
Professional fees	2,517	472	4,827	1,059
Depreciation and amortization	841	644	1,637	1,270
Total operating expenses	58,764	32,875	110,010	59,246
Income before income taxes	14,204	3,697	32,914	3,203
Income taxes	5,784	1,669	8,766	1,446
Net income	8,420	2,028	24,148	1,757
Dividends on convertible redeemable preferred stock	—	1,699	—	3,360
Net income (loss) attributable to common stockholders	$8,420	$329	$24,148	$(1,603)
Per share data:
Basic	$0.43	$0.64	$1.24	$(3.09)
Diluted	$0.42	$0.41	$1.21	$(3.09)
Weighted average number of shares — basic (1)	19,486	518	19,446	518
Weighted average number of shares — diluted (1)	19,905	4,917	19,900	518

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT, Inc. common stock for each share of MortgageIT Holdings, Inc. common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT, Inc. on August 4, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30
	2005	2004	2005	2004
Net income	$8,420	$2,028	$24,148	$1,757
Other comprehensive loss:
Unrealized loss on hedging instruments arising during the period	(25,691)	—	(11,246)	—
Reclassification of losses included in income	873	—	873	—
Net unrealized losses during the period	(24,818)	—	(10,373)	—
Comprehensive (loss) income	$(16,398)	$2,028	$13,775	$1,757

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2005 (Dollars and shares in thousands)

	Capital Stock
	Common		Additional Paid-In Capital	Accumulated Deficit	Unamortized Cost of Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2004	19,405	$194	$238,405	$(40,349)	$(6,196)	$(387)	$191,667
Issuance of common stock in connection with a public offering, net	7,289	73	125,321	—	—	—	125,394
Issuance of common stock	—	—	4	—	—	—	4
Restricted stock grant	—	—	2,682	—	(2,682)	—	—
Amortization of the cost of restricted stock	—	—	—	—	1,665	—	1,665
Issuance of common stock in connection with restricted stock grants	606	6	(6)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(10,373)	(10,373)
Dividends declared on
common stock —
$0.96 per share	—	—	—	(18,630)	—	—	(18,630)
Net income	—	—	—	24,148	—	—	24,148
Balance at June 30, 2005	27,300	$273	$366,406	$(34,831)	$(7,213)	$(10,760)	$313,875

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six months ended June 30,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income	$24,148	$1,757
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,272	1,270
Amortization of restricted stock costs	1,665	—
Realized and unrealized gain on hedging instruments	(6,889)	(2,439)
Changes in operating assets:
(Increase) decrease in restricted cash	(656)	224
Increase in mortgage loans held for sale	(1,600,838)	(747,993)
Increase in accounts receivable	(22,591)	(8,292)
Decrease (increase) in prepaids and other assets	2,885	(1,434)
Changes in operating liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	28,591	(2,519)
Net cash used in operating activities	(1,570,413)	(759,426)
Cash flows from investing activities:
Increase in Portfolio ARM loans	(1,205,950)	—
Purchases of property and equipment	(2,373)	(874)
Proceeds from maturities of marketable securities	14,192	4,260
Purchases of marketable securities	(10,332)	(4,260)
Net cash used in investing activities	(1,204,463)	(874)
Cash flows from financing activities:
Proceeds from issuance of common stock	4	—
Net proceeds from issuance of junior subordinated debentures	72,618	—
Net proceeds from collateralized debt obligations	2,122,906	—
Net borrowings from repurchase agreements	14,475	—
Purchase of interest rate cap and swap agreements	(13,927)	—
Net payments made on Eurodollar contracts	(5,078)	—
Dividend and distribution paid	(17,852)	—
Proceeds from notes payable and other debt	—	15,000
Repayment of notes payable and other debt	—	(1,125)
Net proceeds from warehouse lines payable	558,659	730,515
Net cash provided by financing activities	2,731,805	744,390
Net decrease in cash and cash equivalents	(43,071)	(15,910)
Cash and cash equivalents at beginning of period	70,224	22,261
Cash and cash equivalents at end of period	$27,153	$6,351

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The interim financial information should be read in conjunction with MortgageIT Holdings, Inc.'s 2004 Annual Report on Form 10-K.

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

All shares of common stock and common stock equivalents have been retroactively restated, for all periods presented, to reflect the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common stock pursuant to the reorganization of MortgageIT on August 4, 2004.

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

During the second quarter, the Company formed two new subsidiaries, MHL Funding Corp., a qualified REIT subsidiary ("QRS"), which primarily will originate or acquire prime ARM loans, and Next at Bat Lending, Inc. ("NB Lending"), which primarily will originate subprime mortgage loans. The QRS was formed to directly originate or acquire prime ARM loans, thereby eliminating taxable gains on intercompany loan sales. In anticipation of receiving the necessary licenses in the states in which the QRS intends to do business, it is expected that the QRS will commence operations in the fourth quarter of this year. NB Lending was formed to consolidate the Company's subprime lending activities. In anticipation of receiving the necessary licenses in the states in which NB Lending intends to do business, it is expected that NB Lending will commence operations in the first quarter of 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on certain assumptions, which it believes are reasonable under the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations of the Company. Actual results could differ materially from those estimates.

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

Portfolio ARM Loans are designated as held to maturity because the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. Portfolio ARM Loans are carried at cost, which includes unpaid principal balances, net of unamortized loan origination costs, fees and the allowance for loan losses.

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

Mortgage Loans Held for Sale

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent hedged loans that have not yet been allocated to a forward sales contract. At June 30, 2005 and December 31, 2004, unallocated mortgage loans held for sale are carried at market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent hedged loans that have been allocated to a forward sales commitment. For the six months ended June 30, 2005, the Company qualified and elected to apply Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") fair value hedge accounting for allocated loans held for sale. At June 30, 2005, allocated mortgage loans held for sale are carried at market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information. At December 31, 2004, allocated mortgage loans held for sale were carried at the lower of adjusted cost or market value. Adjusted cost includes the loan principal amount outstanding, net of deferred direct origination costs and fees.

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

The Company's cash flow hedges, which are used for LIBOR based borrowings, have the effect of fixing the interest rate on LIBOR based liabilities in the event that LIBOR based funding costs change. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive loss to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge, and the change in value of a derivative instrument that does not qualify for hedge accounting, are reported in earnings.

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

Revenue Recognition

Mortgage Investment Operations

Interest income is accrued based on the outstanding principal amount and contractual terms of the loans. Direct loan origination costs and fees associated with the loans are amortized into interest income over the lives of the loans using the effective yield method, adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of the loans requires judgment by management, which involves consideration of possible future interest rate environments. The actual lives could be more or less than the amount estimated by management.

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

Stock Compensation

As of June 30, 2005, the Company had in effect, the 2004 Long-Term Incentive Plan (the "2004 Plan"), and the Amended Long-Term Incentive Plan (the "Amended Plan"), which are described more fully in Note 7. MortgageIT previously adopted the 2001 Stock Option Plan, which was terminated on August 4, 2004, pursuant to the reorganization of MortgageIT. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to these accounting standards, the Company records deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There is no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No.123") (Dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As restated		(As restated)
Net income (loss) attributable to common stockholders	$8,420	$329	$24,148	$(1,603)
Amortization of restricted stock, including forfeitures, net of related tax effects	595	—	1,149	—
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(649)	(114)	(1,259)	(229)
Pro forma net income (loss)	$8,366	$215	$24,038	$(1,832)
Net income (loss) per share attributable to common stock:
Basic—As reported	$0.43	$0.64	$1.24	$(3.09)
Basic—Pro forma	$0.43	$0.42	$1.24	$(3.54)
Net income (loss) per share for diluted earnings per share:
Diluted—As reported	$0.42	$0.41	$1.21	$(3.09)
Diluted—Pro forma	$0.42	$0.39	$1.21	$(3.54)

Under the 2001 Stock Option Plan, which was terminated pursuant to the reorganization of MortgageIT, the fair value for each option granted was estimated at the date of grant using the minimum value, option-pricing model, an allowable valuation method under SFAS No.123 with the following assumptions: risk-free interest rate of 4.25%, expected option lives of eight years, and no dividends.

Under the 2004 Plan and the Amended Plan, the fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under

SFAS No.123 with the following assumptions: risk-free interest rate of 3.75%, expected option lives of five years, 26% volatility and 9% dividend rate.

Restricted stock awards granted to employees under the 2004 Plan and the Amended Plan are subject to certain sale and transfer restrictions. Unvested awards are also subject to forfeiture if employment terminates prior to the end of the prescribed restriction period. The value of restricted stock awards is expensed over the vesting period, generally three years.

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

MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to both federal and state corporate income taxes. Accordingly, the Company records a tax provision based primarily on the taxable income of the TRS.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and accounts receivable are carried at amounts approximating fair value. Unallocated mortgage loans held for sale are carried at market value. Allocated mortgage loans held for sale are carried at market value at June 30, 2005 and at the lower of adjusted cost or market value at December 31, 2004.

Derivative instruments related to the hedging of our financing costs, including interest rate swap agreements, Eurodollar futures or options contracts and interest rate cap agreements (collectively "Hybrid Hedging Instruments") are carried at fair value and are classified as hedging instruments on the balance sheet.

Derivative instruments including IRLCs and those related to the hedging of our locked pipeline loans and mortgage loans held for sale, including to be announced ("TBA") securities, options, Eurodollar futures, and forward sales contracts are carried at fair value and are classified as hedging instruments on the balance sheets.

Liabilities, including warehouse lines payable, collateralized debt obligations, notes payable and other debt, are carried at their contractual notional amounts which approximate fair value. Portfolio ARM Loans are carried at cost, as more fully described in Note 2.

The following table presents information as to the carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at June 30, 2005 and December 31, 2004:

	June 30, 2005
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
	(unaudited)
Assets:
Mortgage loans held for sale	$2,384,928	$2,384,928
Forward delivery commitments	502	502
Mortgage loans held for sale, net	2,385,430	2,385,430

ARM loans held for securitization, net	171,409	172,389
ARM loans collateralizing debt obligations, net	3,634,194	3,368,062
Hedging instruments	35,186	35,186

Liabilities:
Warehouse lines payable	$2,428,044	$2,428,044
Collateralized debt obligations, net	3,451,002	3,460,709
Repurchase agreements	82,149	82,149
Junior subordinated debentures	77,324	77,324
Hedging instruments	2,837	2,837

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$784,592	$787,234
ARM loans held for securitization, net	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,432,692	1,434,534
Hedging instruments	19,526	19,526

Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385
Collateralized debt obligations, net	1,328,096	1,331,986
Repurchase agreements	67,674	67,674
Hedging instruments	1,145	1,145

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

Under the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation" ("SFAS No. 123R"), effective in the period ending March 31, 2006, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

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

1A—Restatement of Consolidated Financial Statements

The Company has determined that it could not support the use of hedge accounting for derivative contracts entered into prior to November 24, 2004. As a result, the Company's consolidated statements of operations for the three and six months ended June 30, 2004 and consolidated statement of cash flows for the six months ended June 30, 2004 have been restated.

Fair Value Hedge Accounting Restatement

The Company now believes that the documentation of fair value hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. As such, the Company made the determination that it was not appropriate to apply hedge accounting for purposes of the Company's financial statements for the three and six months ended June 30 , 2004 and, as such, loans held for sale were recorded at the lower of cost or market. The Company has corrected its accounting for mortgage loans held for sale and interest rate risk management activities related to fair value hedging activities (a "fair value" hedge). Commencing with the quarter ended December 31, 2004, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans held for sale, exclusive of loans allocated to forward sales commitments. As of March 31, 2005, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans allocated to forward sales commitments as well. For loans held for sale that are designated as allocated to a forward sales commitment, the mark to market price is equivalent to the forward commitment price on the date that the loans are allocated to a trade. Changes in the market value of these loans and the market value of the related forward commitments can be expected to offset each other from allocation date to date of settlement.

Cash Flow Hedge Accounting Restatement

The Company now believes that, prior to November 24, 2004, the documentation of its cash flow hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. Any change in value associated with such cash flow hedge derivatives was previously recorded as an increase or decrease in other comprehensive income ("OCI"). The Company has made the determination that it was not appropriate to apply cash flow hedge accounting prior to November 24, 2004. The Company has corrected its accounting for interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liabilities (a "cash flow" hedge). Effective November 24, 2004, the Company's documentation was deemed sufficient with respect to interest rate cap and swap agreements and, effective April 1, 2005, the Company's documentation was deemed sufficient with respect to Eurodollar futures and, thus, the Company has elected to apply cash flow hedge accounting for these derivatives.

A summary of the impact of the restatements on net income follows (Dollars in thousands):

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Net income, as previously reported	$2,842	$3,386
Restatement for derivative financial instruments, net of tax effect	(814)	(1,629)
Net income, as restated	$2,028	$1,757

The aforementioned restatement adjustments have been tax affected to the extent attributable to activities of the taxable REIT subsidiary. Note 1- "ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Stock Compensation," and Note 8- "Earnings Per

Share," have been amended for the impact of the aforementioned restatements. The following tables present the accounts on the consolidated statements of operations for the three and six months ended June 30, 2004 and the consolidated statement of cash flows for the six months ended June 30, 2004 that were affected by the restatement. (Dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2004		June 30, 2004
	As restated	As reported	As restated	As reported
Consolidated Statement of Operations
Gain on sale of mortgage loans	$20,875	$21,904	$35,229	$37,672
Total revenues	36,572	37,601	62,449	64,893
Income (loss) before income taxes	3,697	4,726	3,203	5,645
Income taxes	1,669	1,884	1,446	2,259
Net income	2,028	2,842	1,757	3,386
Net income (loss) attributable to common stockholders	329	1,143	(1,603)	26
Per share data:
Basic	0.64	2.21	(3.09)	0.05
Diluted	0.41	.58	(3.09)	0.05

	Six months ended
	June 30, 2004
	As restated	As reported
Consolidated Statement of Cash Flows
Net income	$1,757	$3,386
Realized and unrealized loss on hedging instruments	(2,439)	—
Increase in mortgage loans held for sale	(747,993)	(752,875)
Increase in prepaids and other assets	(1,434)	(623)

NOTE 2—PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of June 30, 2005 and December 31, 2004 (Dollars in thousands):

June 30, 2005 (unaudited)	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$3,599,738	$169,565	$3,769,303
Net unamortized loan origination costs and fees	36,204	2,195	38,399
Loan loss reserves	(1,748)	(351)	(2,099)
Amortized cost, net	3,634,194	171,409	3,805,603
Gross unrealized gain	3,868	980	4,848
Estimated fair value	$3,638,062	$172,389	$3,810,451
Carrying value	$3,634,194	$171,409	$3,805,603

December 31, 2004	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$1,418,323	$1,157,188	$2,575,511
Net unamortized loan origination costs and fees	14,866	9,950	24,816
Loan loss reserves	(497)	(177)	(674)
Amortized cost, net	1,432,692	1,166,961	2,599,653
Gross unrealized gain	1,842	863	2,705
Estimated fair value	$1,434,534	$1,167,824	$2,602,358
Carrying value	$1,432,692	$1,166,961	$2,599,653

Since the completion of the Company's initial public offering, the primary focus of its business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime Traditional and Hybrid ARM loans. The Company's portfolio of ARM Loans is 100% self-originated through the loan production channels of the TRS. The loans that the Company retains in its portfolio are serviced through a subservicing arrangement. The TRS sells all of its fixed rate loan production to third parties, as well as any ARM loans that the Company does not retain in its portfolio.

The Company does not account for mortgage-backed securities placed with third party investors as sales and, therefore, does not record any gain or loss in connection with securitization transactions. Instead, the Company accounts for the mortgage-backed securities it sells as a long-term collateralized financing. As of June 30, 2005, the Company held approximately $3.6 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations, net.

The Company has credit exposure on its ARM Loan investment portfolio. During the six months ended June 30, 2005, the Company recorded loan loss provisions totaling $1.4 million to reserve for estimated future credit losses on Portfolio ARM Loans, and there were no credit losses charged against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of June 30, 2005 and December 31, 2004 (Dollars in thousands):

June 30, 2005 (unaudited)

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	13	$4,165	0.11%	0.07
90 days or more	1	150	0.00	0.00
In bankruptcy and foreclosure	23	6,394	0.17	0.10
	37	$10,709	0.28%	0.17%

December 31, 2004

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	6	$1,619	0.06%	0.05%
90 days or more	1	560	0.02	0.01
In bankruptcy and foreclosure	—	—	—	—
	7	$2,179	0.08%	0.06%

NOTE 3—MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Mortgage loans held for sale	$2,352,104	$774,656
Deferred origination costs and fees	33,326	9,936
Carrying amount of mortgage loans held for sale	$2,385,430	$784,592

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

As of June 30, 2005 and December 31, 2004, the Company had loan purchase commitments from third party investors for approximately $1.3 billion and $384.5 million, respectively. Substantially all loans held for sale at June 30, 2005 and December 31, 2004 were subsequently sold to third party investors. All mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 5).

As of June 30, 2005 and December 31, 2004, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $2.6 billion and $638.3 million, respectively.

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

At June 30, 2005 and December 31, 2004, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $1.77 billion and $414.9 million, respectively. The fair value of the IRLCs at June 30, 2005 and December 31, 2004 reflected a gain of approximately $4.1 million and a loss of approximately $384,000, respectively.

At June 30, 2005 and December 31, 2004 the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $1.04 billion and $610.0 million with a fair value loss of approximately $1.9 million and $743,000, respectively.

At June 30, 2005 and December 31, 2004, the notional amount of the Company's forward sales commitments from third party investors was approximately $1.8 billion and $399.4 million with a fair value gain of approximately $177,000 and $236,000, respectively.

Fair Value Hedges

The Company is exposed to interest rate risk in conjunction with the sale of mortgage loans. The Company manages the risk of interest rate changes associated with its loans held for sale through use of TBA Securities, options on TBA Securities, forward sale commitments and Eurodollar futures. These derivative instruments are designed to hedge potential changes in the value of loans held for sale. The Company's risk management policy is to hedge 100% of its prime first mortgage loans held for sale.

The fair value adjustments for IRLCs, TBA Securities, options, forward sales commitments and Eurodollar futures are included in gain on sale of mortgage loans.

Unallocated Loans

Unallocated loans represent hedged loans held for sale that have not yet been allocated to a forward sales contract. At June 30, 2005 and December 31, 2004, derivative instruments related to the Company's unallocated loans held for sale were classified and accounted for as fair value hedges. These derivatives, and the related hedged loans held for sale, are carried at fair value with the changes in fair value recorded in earnings.

Allocated Loans

Allocated loans represent hedged loans held for sale that have been allocated to a forward sales contract. At June 30, 2005, the related allocated loans held for sale are carried at market value. At December 31, 2004, the forward sales contracts related to the Company's allocated loans held for sale, were classified and accounted for as free-standing derivatives. These derivatives are carried at fair value with the changes in fair value recorded in earnings. The related allocated loans held for sale were carried at the lower of cost or market at December 31, 2004.

Cash Flow Hedges

The Company primarily utilizes Eurodollar futures, interest rate cap agreements ("Cap Agreements") and interest rate swap agreements ("Swap Agreements") in order to manage potential changes in future LIBOR-based financing costs. The Company generally borrows funds based on short-term LIBOR-based interest rates to finance its Portfolio ARM Loans. However, its Portfolio ARM Loans have an initial fixed interest rate period up to five years. As a result, the Company's existing and forecasted borrowings reprice to a new rate more frequently than its Portfolio ARM Loans. Therefore, the purpose of these hedges is to better match the average repricing of the variable rate debt with the average repricing of the Portfolio ARM Loans.

All changes in the fair value of Cap Agreements and Swap Agreements for the period and, effective April 1, 2005, all changes in the fair value of Eurodollar futures, are recorded in OCI on the consolidated balance sheets and will be recognized as interest expense when the forecasted financing transactions occur. If it becomes probable that the forecasted transaction, which is the future interest payments on the Company's collateralized debt obligations, will not occur as specified at the inception of the hedging relationship, then the related gain or loss in OCI would be reclassified out of OCI and recognized in interest expense. The carrying value of these derivative instruments is included in hedging instruments on the accompanying consolidated balance sheets.

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

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the caps, which range from 2.50% to 5.15%.

The Cap Agreements had an average maturity of 1.6 years as of June 30, 2005 and will expire between August 2007 and May 2010.

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

The following table presents notional amount, carrying amount and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at June 30, 2005 and December 31, 2004. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheets.

	June 30, 2005 (unaudited)
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$434,500	$59	$(9,655)
Cap agreements	4,814,658	26,241	(5,287)
Swap agreements	644,545	4,590	4,182
Total cash flow hedges	$5,893,703	$30,890	$(10,760)

	December 31, 2004
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$3,136,250	$710	$—
Cap agreements	2,310,392	18,280	(574)
Swap agreements	186,328	283	187
Total cash flow hedges	$5,632,970	$19,273	$(387)

NOTE 5—BORROWINGS

Collateralized Debt Obligations

Through June 30, 2005, the Company had issued AAA/AA-rated floating-rate pass-through certificates totaling $3.67 billion and A+/BBB+ subordinated floating rate securities totaling $36.7 million to third party investors and retained $106.3 million of subordinated certificates, which provide credit support to the higher-rated certificates that were placed with third party investors. All of the securities retained by the Company were rated investment grade. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In connection with the issuance of these mortgage-backed securities which are also referred to as collateralized debt obligations, the Company incurred costs of $11.2 million through June 30, 2005. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as financings of loans and represent permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by

ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities are recorded as collateralized debt obligations. As of June 30, 2005 and December 31, 2004, collateralized debt of $3.5 billion and $1.3 billion, respectively, net of debt issuance costs, is classified as collateralized debt obligations, net on the accompanying consolidated balance sheets.

As of June 30, 2005 and December 31, 2004, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $3.6 billion and $1.4 billion, respectively. The debt matures between 2033 and 2035 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20% of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately four years.

Repurchase Agreements

The Company had outstanding $82.1 million and $67.7 million of repurchase agreements with a weighted average borrowing rate of approximately 2.9% and 2.2% and a weighted average remaining maturity of 28 days and 144 days as of June 30, 2005 and December 31, 2004, respectively.

Junior Subordinated Debentures

During April and May 2005, MortgageIT issued an aggregate of approximately $77.3 million of junior subordinated debentures (the "Debentures"). The Debentures were issued to a trust subsidiary of MortgageIT in order to fund the trust's obligations with respect to an aggregate of $75 million of trust preferred securities which were issued by such trust subsidiary. The Debentures are floating rate and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $2.4 million. These costs are being amortized over the expected life of the Debentures using the interest method. As of June 30, 2005, the Company did not include in its consolidated financial statements the assets, liabilities and operations of the trust subsidiary pursuant to FIN 46R. As of June 30, 2005, the Company recorded its investment in the trust subsidiary, of approximately $2.3 million, in prepaids and other assets in the accompanying consolidated balance sheet.

Warehouse Lines Payable

The Company has various warehouse credit facilities with major lenders that are used to fund mortgage loans. During the six months ended June 30, 2005, the Company negotiated two new credit facilities, which, when added to the Company's three existing credit facilities, brings to five the total number of facilities it may draw upon.

In March 2005, the Company entered into a warehouse credit facility with Credit Suisse First Boston Mortgage Capital LLC ("CFSB") for a partially committed credit limit of $400 million, which limit was increased to $500 million in July 2005. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2005, the Company had approximately $323.3 million outstanding on this facility. This credit facility expires in February 2006.

In February 2005, the Company entered into a warehouse credit facility with Greenwich Capital Financial Products Inc. ("Greenwich") for a committed credit limit of $250 million, which limit was increased to $500 million in August 2005. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2005, the Company had approximately $218.4 million outstanding on this facility. This credit facility expires in February 2006.

The Company maintains a credit facility (the "UBS Warehouse Facility"), with UBS Real Estate Securities, Inc. ("UBS"), which has an uncommitted credit limit of $1.25 billion, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 days. As of June 30, 2005 and December 31, 2004, the Company had outstanding on the line $487.8 million and $798.8 million, respectively. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $.9 million, $2.0 million, $4.0 million and $5.6 million for the three and six months ended June 30, 2005 and 2004, respectively, is included in brokerage revenue on the statement of operations. Loans on the conduit line, which totaled approximately $354.2 million and $435.1 million at June 30, 2005 and December 31, 2004, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2007.

In June 2005, the Company entered into a new warehouse credit facility with Merrill Lynch Bank USA ("Merrill Lynch") to replace the warehouse credit facility expiring in August 2005. The new credit facility has a partially committed credit limit of $1.0 billion collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. During June 2005, the Company and Merrill Lynch agreed to a temporary increase in the facility of $150 million, which expired July 7, 2005. As of June 30, 2005 and December 31, 2004, the Company had approximately $1.0 billion and $906.3 million, outstanding on the new and the old credit facilities, respectively. The new credit facility expires in June 2006.

The Company maintains a credit facility with Residential Funding Corporation ("RFC"), which has a committed credit limit of $400 million, which limit was increased to $650 million in August 2005, collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2005 and December 31, 2004, the Company had outstanding approximately $393.0 million and $164.3 million, respectively, on this facility. This credit facility expires in June 2006.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 3.5% and 2.6% for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.

All mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of June 30, 2005, the Company was in compliance with the covenants contained in all of its warehouse credit facilities. When the Company has violated covenants contained in its credit facilities in the past, it has obtained waivers with respect to those violations from its lenders. No assurance can be made that the Company's lenders will waive future covenant violations, if they occur.

Maturities of borrowings are as follows at June 30, 2005 (Dollars in thousands):

	Payments due by Period
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)(2)	$3,460,709	$63,727	$23,943	$36,451	$3,336,588
Warehouse lines payable	2,428,044	2,428,044	—	—	—
Repurchase agreements	82,149	82,149	—	—	—
Junior subordinated debentures	77,324	—	—	—	77,324

(1)	Excluding debt issuance costs.

(2)	Maturities of our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable.

Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience pre-payments and/or loan losses.

Special-Purpose Warehouse Finance Subsidiary

The Company's UBS Warehouse Facility, described above under "—Warehouse Lines Payable," is administered by an agent on behalf of an institutionally managed medium term note conduit. Under the funding agreements governing the UBS Warehouse Facility, the Company transfers finance receivables to MortgageIT SPV I, a Delaware statutory trust (the "Trust") that has been established by the Company as a special purpose warehouse finance subsidiary of the Company. The Trust, in turn, issues notes (the "Notes") to the agent, collateralized by such finance receivables and cash. Through consolidation of the trust, these transactions are treated as secured financing arrangements for financial reporting purposes. The agent provides funding under the Notes to the Trust pursuant to an advance formula, and the Trust forwards the funds to the Company in consideration for the transfer of finance receivables. Advances under the funding agreements bear interest at LIBOR plus specified fees depending upon the source of funds provided by the agent. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company's ability to obtain additional borrowings under these agreements.

In addition, under the legal agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by the Trust are legally owned by the Trust and not by the Company;

•	the Trust is a legal entity separate and distinct from the Company and all other affiliates of the Company;

•	the assets of the Trust are legally assets only of the Trust, and are not legally available to the Company and all other affiliates of the Company or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors;

•	none of the Company or any other affiliate of the Company is legally liable on the debts of the Trust, except for an amount limited to 10% of the greater of (i) the total principal amount of Notes then outstanding under the Note Purchase Agreement plus the aggregate outstanding principal of all Mortgage Loans sold under the Loan Repurchase Agreement and the Loan Sale Agreement and (ii) the Facility Limit; and

•	assets of the Company which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by the Trust in consideration of Mortgage Loans sold to the Trust by the Company; and

2)	the value of the Company's net equity investment in the Trust.

As of June 30, 2005, the Trust had the following assets (in thousands):

a)	whole loans: $493,575; and

b)	cash and cash equivalents: $13,860.

As of June 30, 2005, the Trust had the following liabilities and equity (in thousands):

a)	short-term debt due to UBS: $487,842; and

b)	$19,593 in members' equity investment.

As of June 30, 2005, the Company included in its consolidated financial statements the assets, liabilities and operations of the Trust pursuant to FIN 46R.

NOTE 6—NOTES PAYABLE

Senior Secured Notes due 2007 with an aggregate principal amount of $15 million were issued in March 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets with the exception of its mortgage loans held for sale and ARM loans held for securitization. The notes contain various restrictions and covenants. As of June 30, 2005, MortgageIT was in compliance with all of the restrictions and covenants contained in the Note Purchase Agreement, except the warehouse line ratio for which a waiver has been obtained. However, no assurance can be made that waivers will be granted in the future, to the extent such waivers are necessary. In November 2004, MortgageIT entered into an amendment that reduced the interest rate on the outstanding principal balance of each note from 10% per annum to 7½% per annum for the period beginning October 1, 2004 and ending March 31, 2005. In addition, the amendment prohibited MortgageIT from prepaying the notes prior to April 14, 2005.

NOTE 7—STOCKHOLDERS EQUITY

Issuance of Common Stock

In June 2005, the Company conducted a secondary public offering of its common stock. The offering of 9,484,306 shares, at a price to the public of $18.25 per share, included the sale of 7,289,428 by the Company and 2,194,878 shares by certain selling stockholders. Net proceeds to the Company, on July 6, 2005, the closing date, after deducting the underwriting discount and estimated offering expenses, approximated $125.4 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

In July 2005, the underwriters of the secondary public offering, described above, exercised, in full, their option to purchase an additional 1,422,646 shares of common stock from the Company at the public offering price of $18.25 to cover over-allotments. Net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses, approximated an additional $24.6 million.

Stock Options

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

2004 and Amended Long-Term Incentive Plans

In August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (the "2004 Plan"). A total of 1,725,000 shares of common stock have been reserved for issuance under the 2004 Plan, which terminates in 2014.

In April 2005, the board of directors adopted the Amended MortgageIT Holdings, Inc. Long-Term Incentive Plan (the "Amended Plan"), which was subsequently approved by the Company's stockholders. Under the Amended Plan, an additional 1,000,000 shares of the Company's common stock were reserved for issuance; this addition of shares is the only material difference between the 2004 Plan and the Amended Plan. The Amended Plan will terminate in 2015.

Both the 2004 Plan and the Amended Plan provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. During the six months ended June 30, 2005, options to purchase 56,900 shares of common stock at an average price of $11.99 per share and 9,167 shares of restricted stock were forfeited and the Company granted options to purchase 2,500 shares of common stock, at an average exercise price of $12.98 per share, and 160,135 shares of restricted stock. The options and restricted stock will vest over a three-year period.

There were approximately 1,075,600 shares available for future grant under the 2004 Plan and the Amended Plan at June 30, 2005.

The weighted average fair value of options issued under the 2004 Plan, for the six months ended June 30, 2005, under the Black-Scholes option-pricing model, was $2.00 per option.

The weighted average fair value of options issued under the 2001 Plan, for the six months ended June 30, 2004, under the minimum value method, was $3.61 per option.

NOTE 8—EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Net income	$8,420	$2,028	$24,148	$1,757
Dividends on convertible redeemable preferred stock:
Series A	—	183	—	363
Series B	—	1,032	—	2,039
Series C	—	354	—	699
Accretion of discount on preferred stock	—	130	—	259
Total dividends on preferred stock	—	1,699	—	3,360
Net income (loss) attributable to common stockholders	$8,420	$329	$24,148	$(1,603)
Basic earnings per share:
Net income (loss) attributable to common stockholders	$8,420	$329	$24,148	$(1,603)
Weighted average common stock outstanding for basic earnings per share	19,486	518	19,446	518
Basic earnings (loss) per share	$0.43	$0.64	$1.24	$(3.09)
Diluted earnings per share:
Net income (loss) attributable to common stockholders	$8,420	$329	$24,148	$(1,603)
Add preferred stock dividends	—	1,699	—	—
Net income (loss) for diluted earnings per share	$8,420	$2,028	$24,148	$(1,603)
Common stock outstanding for basic earnings per share computation	19,486	518	19,446	518
Assumed conversion of dilutive:
Convertible preferred stock	—	4,340	—	—
Stock options and unvested restricted stock	419	59	454	—
Weighted average common stock outstanding for diluted earnings per share (1)	19,905	4,917	19,900	518
Diluted earnings (loss) per share	$0.42	$0.41	$1.21	$(3.09)

(1)	Reflects, on a retroactive basis, for all periods presented, the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common shares pursuant to the reorganization of MortgageIT.

Options and warrants aggregating approximately 535,000 and 561,000 were excluded from the computation for the three and six months ended June 30, 2004, as their effect would have been anti-dilutive. Potentially dilutive common shares amounting to 4,354,000 relating to the conversion of Series A, Series B and Series C preferred stock and options were excluded from the computation for the six months ended June 30, 2004, as their effect would have been anti-dilutive.

NOTE 9—STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	Six months ended June 30,
	2005	2004
Cash paid during the year for:
Interest	$76,656	$3,141
Income taxes	8,246	3,996

NOTE 10—SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, brokering and secondary marketing. Following is a summary of the Company's segment operating results for the three and six months ended June 30, 2005 (Dollars in thousands).

Three months ended June 30, 2005

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Eliminations	Total
Gain on sale of mortgage loans	$—	$53,237	$(6,252)	$46,985
Brokerage revenues	—	6,275	—	6,275
Interest income	40,430	26,118	1,352	67,900
Interest expense	(32,409)	(16,752)	(94)	(49,255)
Net interest income	8,021	9,366	1,258	18,645
Realized and unrealized gain on hedging instruments	820	—	—	820
Other	—	243	—	243
Total revenues	8,841	69,121	(4,994)	72,968
Operating expenses	3,728	55,670	(634)	58,764
Income before income tax	5,113	13,451	(4,360)	14,204
Income taxes	—	5,784	—	5,784
Net income	$5,113	$7,667	$(4,360)	$8,420
Segment assets	$4,020,954	$2,470,818	$(28,180)	$6,463,592

(1)	Commenced operations on August 4, 2004. The Company operated in one segment, mortgage banking, prior to August 4, 2004.

(2)	Represents the consolidated results of operations for MortgageIT.

Six months ended June 30, 2005

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Eliminations	Total
Gain on sale of mortgage loans	$—	$92,403	$(13,311)	$79,092
Brokerage revenues	—	12,673	—	12,673
Interest income	73,701	45,673	2,278	121,652
Interest expense	(54,244)	(26,403)	(94)	(80,741)
Net interest income	19,457	19,270	2,184	40,911
Realized and unrealized gain on hedging instruments	8,128	—	1,614	9,742
Other	—	506	—	506
Total revenues	27,585	124,852	(9,513)	142,924
Operating expenses	6,742	104,471	(1,203)	110,010
Income before income tax	20,843	20,381	(8,310)	32,914
Income taxes	2	8,764	—	8,766
Net income	$20,841	$11,617	$(8,310)	$24,148
Segment assets	$4,020,954	$2,470,818	$(28,180)	$6,463,592

(1)	Commenced operations on August 4, 2004. The Company operated in one segment, Mortgage Banking, prior to August 4, 2004.

(2)	Represents the consolidated results of operations for MortgageIT

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings. For further information, see Part II Other Information, Item 1 Legal Proceedings of this Form 10-Q. Although it is difficult to predict the outcome of any litigation, the Company has established a reserve of $2.0 million.

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

Restatement of Consolidated Financial Statements

The consolidated statements of operations for the three and six months ended June 30, 2004, and consolidated statement of cash flows for the six months ended June 30, 2004 have been restated.

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

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of our common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime ARM and hybrid ARM loans, which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of June 30, 2005, we had transferred to our investment portfolio approximately $4.05 billion of single-family residential prime ARM and hybrid ARM loans originated by MortgageIT.

In June 2005, the Company conducted a secondary public offering of its common stock and sold 7,289,428 shares at a price to the public at a price of $18.25 per share. In July 2005, the underwriters of the secondary public offering exercised, in full, their option to purchase an additional 1,422,646 shares of common stock from the Company at the public offering price of $18.25 to cover over-allotments. Net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses, were approximately $150 million. In addition, certain stockholders sold 2,194,878 shares in the public offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

In November 2004, MortgageIT announced its plan to expand its wholesale subprime origination division and has established a sales leadership team in several key regions in order to intensify the focus on subprime single-family residential loan origination. As of June 30, 2005, this division had 438 employees and generated 12.4% of MortgageIT's total originations in the second quarter of 2005. The division is expanding organically, through the development of new branches managed by seasoned mortgage professionals. All of the subprime loan production is currently sold to third party investors and we do not currently anticipate holding subprime loans in our investment portfolio.

In October 2004, the Company launched a national correspondent lending platform. The newly created business unit, through its centralized management and loan acquisition teams, seeks to purchase prime first-lien closed mortgage loans from small to mid-sized banks, credit unions and mortgage bankers. In the second quarter of 2005, the correspondent business unit accounted for 8.8% of MortgageIT's total originations. These loans are subject to the same credit review standards utilized by our other prime production channels and are sold to third-party investors.

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

We select loans for inclusion in our investment portfolio based on a variety of credit risk factors. Our Portfolio Risk Committee has established specific loan investment guidelines, including minimum FICO scores, maximum loan-to-value ratios, maximum loan size and other applicable credit quality criteria.

According to our investment guidelines, we invest at least 85% of assets in high quality ARMs and Hybrid ARMs, and short-term investments, including:

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

At June 30, 2005, our investment operations held total assets of $4.0 billion, of which $3.8 billion consisted of securitized loans and loans awaiting securitization. That compares to $2.4 billion in total assets at December 31, 2004, of which $2.3 billion consisted of securitized loans and loans awaiting securitization.

Mortgage Banking Operations

Our mortgage banking operations are conducted through our wholly owned TRS subsidiary, MortgageIT, and its subsidiaries. The TRS is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States

The TRS generates revenue through the origination, sale and brokering of mortgage loans sourced through its loan production channels. This revenue primarily consists of gain on sale of mortgage loans, loan brokerage revenues and net interest income. Gain on sale of mortgage loans is generated from the sale of mortgage loans to investors, on a servicing released basis, generally within 30 to 60 days of funding. Accordingly, we do not capitalize the value of mortgage servicing rights. Gain is recognized based on the difference between the net sales proceeds and the carrying value of the mortgage loans sold and is recognized in earnings at the time of sale. The carrying value of the mortgage loans sold includes direct loan-related origination costs and fees. Brokerage revenue consists of fees and commissions earned by brokering mortgage loans ultimately funded by third party lenders. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale.

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

Business Strategy

All of the loans originated at the TRS are either transferred to our investment loan portfolio, or sold or brokered to third party investors. Our mortgage banking operations consist primarily of the following activities:

•	retail prime production operations, including both brokered loans and funded loans that are originated through MortgageIT's IPI Skyscraper Division of retail branch offices and through its internet origination channel;

•	wholesale prime production operations, including loans originated through retail loan brokers and correspondents that are not MortgageIT employees and funded by MortgageIT through its MIT Lending Division;

•	subprime production operations, including both retail loans originated through MortgageIT's retail subprime department, and wholesale loans originated through MortgageIT's subprime lending division;

•	correspondent lending operations, including loans originated through banks, credit unions and mortgage bankers and funded by MortgageIT through its correspondent lending division;

•	secondary loan marketing operations; and

•	mortgage loan title, settlement and other mortgage related services through Home Closer.

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

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the quarter ended June 30, 2005, MortgageIT's purchase loan originations represented approximately 56% of its total residential mortgage loan originations measured by principal balance.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenues:
Gain on sale of mortgage loans	64.4%	57.1%	55.3%	56.4%
Brokerage revenues	8.6%	32.4%	8.9%	33.0%
Net interest income	25.6%	10.5%	28.6%	10.6%
Realized and unrealized gain on hedging instruments	1.1%	—	6.8%	—
Other	0.3%	0.0%	0.4%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	44.1%	54.4%	42.1%	58.3%
Processing expenses	18.8%	17.3%	16.8%	15.7%
General and administrative expenses	8.5%	6.8%	9.1%	7.7%
Rent	3.1%	5.1%	3.2%	5.9%
Marketing, loan acquisition and business development	1.4%	3.2%	1.3%	3.6%
Professional fees	3.4%	1.3%	3.4%	1.7%
Depreciation and amortization	1.2%	1.8%	1.1%	2.0%
Total operating expenses	80.5%	89.9%	77.0%	94.9%
Income before income taxes	19.5%	10.1%	23.0%	5.1%
Income taxes	7.9%	4.6%	6.1%	2.3%
Net income	11.6%	5.5%	16.9%	2.8%

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net income

Consolidated net income increased from $2.0 million for the three months ended June 30, 2004 to $8.4 million for the three months ended June 30, 2005. The increase is primarily attributable to higher net interest income and higher gain on sale of mortgage loans. Total revenues increased by approximately 100% to $73.0 million for the quarter ended June 30, 2005 from $36.6 million for the comparable period in 2004, while total expenses increased by approximately 79% to $58.8 million from $32.9 million. Our loan brokerage volume and revenue decreased by 25.1% and 47%, respectively, from the second quarter of 2004. Gain on sale of mortgage loans increased by 125.1% in the second quarter of 2005 compared to the comparable period in 2004. In addition, net interest income increased by 386.1% to $18.6 million in the second quarter of 2005 from $3.8 million in the comparable period in 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or "REIT," began operations on August 4, 2004 following our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income was $8.0 million on average earning assets of $3.4 billion for the three months ended June 30, 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended June 30,
	2005
	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$3,403,563	4.76%	$40,374
Cash and cash equivalents	22,935	0.99	56
	3,426,498	4.73	40,430
Interest-bearing liabilities:
Collateralized debt obligations	2,658,664	3.99	26,466
Warehouse lines payable	555,301	3.80	5,257
Repurchase agreements	89,332	3.08	686
	3,303,297	3.93	32,409
Net interest-earning assets and spread	$123,201	0.80%	$8,021
Net interest margin (1)		0.94%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

REIT operating expenses totaled $3.7 million for the three months ended June 30, 2005, primarily consisting of:

•	compensation and employee benefits;

•	mortgage loan processing expenses; and

•	professional fees, and general and administrative expenses.

A substantial portion of REIT expenses are generally fixed in nature. The variable expenses are primarily processing expenses, including subservicing costs, provision for credit losses and brokerage commission expenses paid on Eurodollar contracts.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 155.0% to $53.2 million for the three months ended June 30, 2005 from $20.9 million for the three months ended

June 30, 2004. On a standalone basis, whole loan sales increased by 136.0% to $5.0 billion for the three months ended June 30, 2005 from $2.1 billion for the three months ended June 30, 2004. On a consolidated basis, mortgage whole loan sales to third parties increased by 93.6% to $4.1 billion, after the elimination of $899 million in intercompany loan sales, for the three months ended June 30, 2005 from $2.1 billion for the three months ended June 30, 2004.

Brokerage Revenue.    Brokerage revenue decreased by approximately 47.0% to $6.3 million for the three months ended June 30, 2005 from $11.8 million for the three months ended June 30, 2004. The decrease was attributable to a 25.1% decrease in the volume of loans brokered to third parties due to our strategy to increase retail funded loan volume and reduce retail brokered loan volume, as well as a decrease in the margin on brokered volume.

Net interest income.    Net interest income increased by approximately 144.2% to $9.4 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004. The increase is primarily attributable to a higher average balance of loans held for sale due to a higher volume of originations. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended June 30,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$1,852,818	5.59%	$25,811	$451,371	5.58%	$6,275
Cash and cash equivalents	49,217	2.50	307	10,287	0.62	16
	1,902,035	5.51	26,118	461,658	5.47	6,291
Interest-bearing liabilities:
Warehouse lines payable	1,784,823	3.46	15,374	434,219	1.92	2,080
Junior subordinated debentures and other debt	81,142	6.81	1,378	15,000	10.03	375
	1,865,965	3.60	16,752	449,219	2.19	2,455
Net interest-earning assets and spread	$36,070	1.91%	$9,366	$12,439	3.28%	$3,836
Net interest margin (1)		1.98%			3.33%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 58.1% to $31.5 million for the three months ended June 30, 2005 from $19.9 million for the three months ended June 30, 2004. The increase was primarily due to an 88% increase in the volume of funded loans to $6.4 billion in the three months ended June 30, 2005 from $3.4 billion in the three months ended June 30, 2004, as well as the addition of 15 branches opened between June 30, 2004 and June 30, 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 107.0% to $13.1 million for the three months ended June 30, 2005 from $6.3 million for the three months ended June

30, 2004. The increase was primarily due to an increase in the number of funded loans and a higher repurchase reserve due to increased subprime origination volume as a share of total origination volume.

General and administrative expenses.    General and administrative expenses increased by 101.5% to $5.0 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004. This increase was primarily due to the increase in the volume of funded loans to $6.4 billion in the three months ended June 30, 2005 from $3.4 billion in the three months ended June 30, 2004, as well as an increase in the number of branches to 53 during the second quarter of 2005 from 38 in the comparable period in 2004.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses decreased approximately 12.8% to $1.0 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. The decline was primarily due to decreased use of internet loan production leads by the retail loan production division.

Rent expense.    Rent expense increased approximately 22.8% to $2.3 million for the three months ended June 30, 2005 from $1.9 million for the three months ended June 30, 2004. This increase was primarily due to an increase in the number of branches to 53 operating during the second quarter of 2005 from 38 in the comparable period in 2004.

Professional fees.    Professional fees increased approximately 305.5% to $1.9 million for the three months ended June 30, 2005 from $472,000 for the three months ended June 30, 2004. This increase was primarily due to higher legal and audit expenses.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased 30.6% to $841,000 for the three months ended June 30, 2005 from $644,000 for the three months ended June 30, 2004. The increase was primarily due to increased capital expenditures related to 15 new branches opened between June 30, 2004 and June 30, 2005.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net income (loss)

Consolidated net income increased from $1.8 million for the six months ended June 30, 2004 to $24.1 million for the six months ended June 30, 2005. The increase is attributable to higher net interest income, higher gain on sale of mortgage loans, and gains on derivatives instruments used in our investment portfolio hedge program. Total revenues increased by approximately 128.9% to $142.9 million for the six months ended June 30, 2005 from $62.4 million for the comparable period in 2004, while total expenses increased by approximately 85.7% to $110.0 million from $59.2 million. Our loan brokerage volume and revenue decreased by 23.2% and 38.4%, respectively, from the first six months of 2004. Gain on sale of mortgage loans increased by 124.5% in the first six months of 2005 compared to the comparable period in 2004 and we recorded a $9.7 million gain on derivatives used in our investment portfolio hedging program. The derivatives gains were recorded primarily as a result of not applying SFAS No. 133 hedge accounting standards in the first quarter of 2005 to certain hedging activities. In addition, net interest income increased by 519.2% to $40.9 million in the first six months of 2005 from $6.6 million in the comparable period in 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or "REIT," began operations on August 4, 2004 following our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income was $19.5 million on average earning assets of $3.1 billion for the six months ended June 30, 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the six months ended June 30,
	2005
	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$3,066,999	4.81%	$73,626
Cash and cash equivalents	34,115	0.44	75
	3,101,114	4.77	73,701
Interest-bearing liabilities:
Collateralized debt obligations	2,370,904	3.67	43,439
Warehouse lines payable	537,193	3.55	9,499
Repurchase agreements	89,135	2.94	1,306
	2,997,232	3.63	54,244
Net interest-earning assets and spread	$103,882	1.14%	$19,457
Net interest margin (1)		1.26%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

REIT operating expenses totaled $6.7 million for the six months ended June 30, 2005, primarily consisting of:

•	compensation and employee benefits;

•	mortgage loan processing expenses; and

•	professional fees, and general and administrative expenses.

A substantial portion of REIT expenses are generally fixed in nature. The variable expenses are primarily processing expenses, including subservicing costs, provision for credit losses and brokerage commission expenses paid on Eurodollar contracts.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 162.3% to $92.4 million for the six months ended June 30, 2005 from $35.2 million for the six months ended June 30, 2004. On a standalone basis, whole loan sales increased by 132.0% to $8.6 billion for the six months ended June 30, 2005 from $3.7 billion for the six months ended June 30, 2004. On a consolidated basis, mortgage whole loan sales to third parties increased by 85.8% to $6.9 billion, after the elimination of $1.7 billion million in intercompany loan sales, for the six months ended June 30, 2005 from $3.7 billion for the six months ended June 30, 2004.

Brokerage Revenue.    Brokerage revenue decreased by approximately 38.4% to $12.7 million for the six months ended June 30, 2005 from $20.6 million for the six months ended June 30, 2004. The decrease was primarily attributable to a 23.2% decrease in the volume of loans brokered to third parties due to our strategy to increase retail funded loan volume and reduce retail brokered loan volume, as well as a decrease in the margin on brokered volume.

Net interest income.    Net interest income increased by approximately 191.7% to $19.3 million for the six months ended June 30, 2005 from $6.6 million for the six months ended June 30, 2004. The increase is primarily attributable to a higher average balance of loans held for sale due to a higher volume of originations. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the six months ended June 30,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$1,547,735	5.87%	$45,307	$417,718	5.55%	$11,564
Cash and cash equivalents	30,574	2.40	366	13,766	0.64	44
	1,578,309	5.80	45,673	431,484	5.40	11,608
Interest-bearing liabilities:
Warehouse lines payable	1,452,803	3.42	24,744	401,845	2.30	4,613
Junior subordinated debentures and other debt	48,071	6.92	1,659	7,750	10.03	388
	1,500,874	3.52	26,403	409,595	2.45	5,001
Net interest-earning assets and spread	$77,435	2.28%	$19,270	$21,889	2.95%	$6,607
Net interest margin (1)		2.45%			3.07%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 60.3% to $58.4 million for the six months ended June 30, 2005 from $36.4 million for the six months ended June 30, 2004. The increase was primarily due to a 93.3% increase in the volume of funded loans to $10.7 billion in the six months ended June 30, 2005 from $5.6 billion in the six months ended June 30, 2004, as well as the addition of 15 branches opened between June 30, 2004 and June 30, 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 134.8% to $23.0 million for the six months ended June 30, 2005, from $9.8 million for the six months ended June 30, 2004. The increase was primarily due to an increase in the number of funded loans and a higher repurchase reserve due to increased subprime origination volume as a share of total origination volume.

General and administrative expenses.    General and administrative expenses increased by 134% to $11.2 million for the six months ended June 30, 2005 from $4.8 million for the six months ended June 30, 2004. This increase was primarily due to the increase in the volume of funded loans to $10.7 billion in the six months ended June 30, 2005 from $5.6 billion in the six months ended June 30, 2004, as well as an increase in the number of branches to 53 during the first six months of 2005 from 38 in the comparable period in 2004. In addition, the results include the impact of special legal charges and reserves in the amount of approximately $2.9 million associated with the Company's SFAS NO. 133 review and restatement and other legal matters.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses decreased approximately 13.7% to $1.9 million for the six months ended June 30, 2005 from $2.2 million for the six months ended June 30, 2004. The decline was primarily due to decreased use of internet loan production leads by the retail loan production division.

Rent expense.    Rent expense increased approximately 24.1% to $4.6 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004. This increase was primarily due to an increase in the number of branches to 53 operating during the first six months of 2005 from 38 in the comparable period in 2004.

Professional fees.    Professional fees increased approximately 252.0% to $3.7 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004. This increase was primarily due to legal and audit expenses related to the Company's restatement of its financials in connection with its SFAS No.133 review, as well as outstanding litigation and regulatory matters.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased 28.9% to $1.6 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. The increase was primarily due to increased capital expenditures related to 15 new branches opened between June 30, 2004 and June 30, 2005.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations

FINANCIAL CONDITION

Prior to our reorganization as a REIT, our assets consisted primarily of mortgage loans held for sale. At June 30, 2005 and December 31, 2004, our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale, representing 59% and 37%, respectively, of total assets at June 30, 2005, and 73% and 22%, respectively, of total assets at December 31, 2004.

Total assets increased $2.93 billion from December 31, 2004 to June 30, 2005. The increase primarily reflects an increase in Portfolio ARM Loans in the amount of $1.21 billion and an increase in mortgage loans held for sale in the amount of $1.60 billion. Portfolio ARM Loans consists of $3.63 billion and $1.43 billion of ARM loans that collateralize debt obligations, and $171.4 million and $1.17 billion of ARM loans held for securitization at June 30, 2005 and December 31, 2004, respectively. The growth of ARM loans that collateralize debt obligations was primarily funded by an increase in securitizations of $2.12 billion and $1.33 billion and the growth in ARM loans held for securitization and mortgages held for sale was primarily funded by an increase in warehouse lines payable of $558.7 million and $1.57 billion at June 30, 2005 and December 31, 2004, respectively.

The following table presents various characteristics of our Portfolio ARM Loans as of June 30, 2005. The aggregate unpaid principal balance of the loans included in this table is approximately $3.8 billion.

	Average	High	Low
Original loan balance	$287,558	$1,000,000	$26,500
Coupon rate on loans	5.38%	7.25%	3.50%
% Gross margin	2.35%	3.00%	1.75%
Lifetime cap	11.16%	18.25%	3.88%
Original term (months)	360	360	360

	Average	High	Low
Remaining term (months)	354	360	350
Geographic distribution (top 5 states):
California			59.1%
Arizona			7.4
Washington			5.7
Florida			4.4
Illinois			3.3
Other			20.1
Occupancy status:
Owner occupied			88.9%
Investor			8.6
Second home			2.5
Documentation type:
Full/Alternative			48.7%
Other			51.3
Loan purpose:
Purchase			54.4%
Cash-out refinance			27.8
Rate & term refinance			17.8
Original loan-to-value:
80.01% and over			2.4%
70.01%-80.00%			70.2
60.01%-70.00%			16.6
50.01%-60.00%			6.1
50.00% or less			4.7
Weighted average original loan-to-value			73.7%
Property type:
Single family			61.6%
PUD			22.9
Condominium			10.8
Other residential			4.7
ARM loan type:
3-year hybrid			33.8%
5-year hybrid			65.4
Other			0.8
ARM interest rate caps:
Initial cap:
Under 3.00			8.3%
3.01-4.00			0.0
4.01-5.00			22.6
5.01-6.00			69.1
Periodic cap:
None			0.6%
Under 1.00%			0.2
Over 1.00%			99.2

Percent of interest-only loan balances			80.2%

Weighted average FICO (1) score:			732

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. It is our policy to have adequate liquidity available at all times. As a result of our secondary public offering, which was completed on July 6, 2005, we believe our existing cash balances, funds available under our credit facilities and cash flows from operations are sufficient to fund our operations for at least the next 12 months. We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis.

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

Through June 30, 2005, we completed five securitization transactions in which we securitized ARM loans into a series of pro rata pay, floating-rate securities. The securitization process benefits us by enabling us to issue permanent financing that is not subject to rollover risk or margin calls, and by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market.

In these transactions, we issued AAA and AA-rated floating-rate pass-through certificates totaling $3.67 billion and A+/BBB+ subordinated floating rate securities totaling $36.7 million to third party investors, and retained $106.3 million of subordinated certificates, which provide credit support to the higher-rated certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these mortgage-backed securities we incurred securitization costs of $11.2 million, including investment banking fees, legal fees and other related costs. The securitization costs are amortized over the expected life of the mortgage-backed securities.

As of June 30, 2005 and December 31, 2004, outstanding mortgage-backed securities were collateralized by ARM loans with a remaining principal balance of approximately $3.6 billion and $1.4 billion, respectively. These mortgage-backed securities mature between 2033 and 2035 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20% of its original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately four years.

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

Under these agreements, we sell some or all of the retained interest in our mortgage-backed securities to a counterparty and we agree to repurchase those assets at a future date. At maturity, we purchase the assets back from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of June 30, 2005 and December 31, 2004, we had $82.1 million and $67.7 million of repurchase agreements outstanding, respectively.

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

To originate a mortgage loan, MortgageIT utilizes its short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets, including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. As of June 30, 2005, the aggregate warehouse facilities aggregated $3.3 billion and the maximum amount available for additional borrowings under these facilities was approximately $517.7 million.

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

During the six months ended June 30, 2005, the Company negotiated two new credit facilities, which, when added to the Company's three existing credit facilities, bring to five, the total number of facilities it may draw upon.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit, was approximately 3.5% and 2.6% for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. In addition, the facilities contain various financial covenants and restrictions, including a requirement that we maintain specified leverage ratios and net worth amounts. As of June 30, 2005, we were in compliance with the covenants contained in all of our warehouse credit facilities. When we have violated covenants contained in our credit facilities in the past, we have obtained waivers with respect to those violations from our lenders. No assurance can be made that our lenders will waive future covenant violations, if they occur. The agreements also contain covenants limiting our ability to:

•	consolidate, merge or enter into similar transactions;

•	transfer or sell assets;

•	create liens on the collateral; or

•	change the nature of our business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

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

In addition to the warehouse facilities and the UBS conduit facility, MortgageIT, issued in two separate private placements $77.3 million of junior subordinated debentures (the "Debentures"). The Debentures were issued to a trust subsidiary of MortgageIT in order to fund the trust's obligations with respect to an aggregate of $75 million of trust preferred securities which were issued by such trust subsidiary. The Debentures are floating rate and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $2.4 million. These costs are being amortized over the expected life of the securities.

Finally, MortgageIT has entered into a $15 million Note Purchase Agreement with Technology Investment Capital Corp. ("TICC"), whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured promissory notes (the "Notes") to TICC. The proceeds from the sale of the Notes provide working capital for MortgageIT. The Notes bore interest at a rate of 10% per annum through September 30, 2004, at a rate of 7.5% per annum for the period from October 1, 2004 through March 31, 2005. Beginning on April 1, 2005, the Notes bear interest at the rate of 10% per annum. Interest on the Notes is payable quarterly in arrears.The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. As of June 30, 2005, MortgageIT was in compliance with all of the restrictions and covenants contained in the Note Purchase Agreement, except the warehouse line ratio, for which a waiver has been obtained. However, no assurance can be made that waivers will be granted in the future, to the extent such waivers are necessary.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased to $27.2 million at June 30, 2005 from $70.2 million at December 31, 2004. Our primary sources of cash and cash equivalents during the six months ended June 30, 2005 were as follows:

•	a $2.1 billion increase in collateralized debt obligations;

•	a $558.7 million increase in warehouse lines payable;

•	a $72.6 million increase in net proceeds from the issuance of junior subordinated debentures; and

•	a $14.5 million increase in repurchase agreements.

Our primary uses of cash and cash equivalents during the six months ended June 30, 2005 were as follows:

•	a $2.8 billion increase in Portfolio ARM Loans and mortgage loans held for sale; and

•	a $17.9 million distribution and dividend payments.

Payment of Distributions

On December 16, 2004, we declared our initial distribution on our common stock of $0.44 per share. The distribution was made in January 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $8.5 million exceeded the minimum taxable income distribution requirements for the year.

On March 16, 2005, we declared a common stock dividend of $0.48 per share. The dividend was distributed in April 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash dividend of approximately $9.3 million exceeded the minimum taxable income distribution requirements for the quarter.

On May 17, 2005, we declared a common stock dividend of $0.48 per share. The dividend was distributed in July 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash dividend of approximately $9.3 million exceeded the minimum taxable income distribution requirements for the quarter.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at June 30, 2005 (in thousands):

	Payments due by Period
	(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)(2)	$3,460,709	$63,727	$23,943	$36,451	$3,336,588
Warehouse lines payable	2,428,044	2,428,044	—	—	—
Repurchase agreements	82,149	82,149	—	—	—
Junior subordinated debentures	77,324	—	—	—	77,324
Operating leases (3)	32,396	8,657	14,689	8,124	926
Notes payable	15,000	—	15,000	—	—

(1)	Excluding debt issuance costs.

(2)	Maturities of our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience pre-payments and/or loan losses.

(3)	Net of sublease.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at June 30, 2005 and December 31, 2004:

	June 30, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$2,348,215	$2,384,928	$2,384,928
Forward delivery commitments	1,348,122	502	502
Mortgage loans held for sale, net		2,385,430	2,385,430
ARM loans held for securitization, net	169,565	171,409	172,389
ARM loans collateralizing debt obligations, net	3,599,738	3,634,194	3,638,062
Hedging instruments	7,747,204	35,186	35,186
Liabilities:
Warehouse lines payable	$2,428,044	$2,428,044	$2,428,044
Collateralized debt obligations, net	3,460,709	3,451,002	3,460,709
Repurchase agreements	82,149	82,149	82,149
Junior subordinated debentures	77,324	77,324	77,324
Hedging instruments	2,358,937	2,837	2,837

	December 31, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$774,194	$784,592	$787,234
ARM loans held for securitization, net	1,157,188	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,418,323	1,432,692	1,434,534
Hedging instruments	6,428,399	19,526	19,526
Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385	$1,869,385
Collateralized debt obligations, net	1,331,986	1,328,096	1,331,986
Repurchase agreements	67,674	67,674	67,674
Hedging instruments	1,039,790	1,145	1,145

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

While we have not experienced any significant credit losses to date, such losses are possible. For example, a rising interest rate environment or economic downturn could cause our mortgage loan default rate and credit losses to increase, which would adversely affect our liquidity and operating results.

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	June 30, 2005
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Assets:
Index:
Six-month LIBOR	$31,233	0.8%
One-year constant maturity treasury	420	—
	31,653	0.8%
Hybrid ARM Assets:
Index:
3 years or less	1,273,446	33.8%
Over 3 years to 5 years	2,464,204	65.4%
	3,737,650	99.2%
	$3,769,303	100.0%

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

Traditional ARM loans have shorter repricing periods (one year or less) than do Hybrid ARM loans. The interest rate on Traditional ARM loans will reset monthly, semi-annually or annually at a contractual margin over a U.S. Treasury index or a LIBOR index. The corresponding funding liabilities will similarly have shorter contractual repricing frequencies. Additionally, when Hybrid ARM loans reach the end of their fixed rate period and become "rolled Hybrids," they reprice based on semi-annual or annual LIBOR or U.S. Treasury indices and behave much like Traditional ARMs. While there exists some "basis risk" between the repricing of both the Traditional ARMs and rolled Hybrids versus the typical one month funding costs of the portfolio, management believes this basis risk is manageable. Hybrid ARM loans initially have longer repricing periods than Traditional ARMs. We may not be able to obtain matched repricing features for the corresponding funding sources since our borrowings generally have shorter repricing contractual terms than most of our Hybrid ARM loans where the initial rate is fixed for up to five years.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point ("bp") incremental instantaneous parallel shifts in the LIBOR yield curve as of June 30, 2005 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of June 30, 2005

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$43,281	$24,700	$(31,985)	$(68,671)
Hedged liabilities	(40,662)	(22,252)	28,069	62,271
Net change in market value of portfolio equity	$2,619	$2,448	$(3,916)	$(6,400)
Percentage change in market value of portfolio equity	0.78%	0.73%	(1.17)%	(1.91)%

The use of Hybrid Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid Hedging Instruments on the market value of the investment portfolio are reflected in the model's output. This analysis also takes into consideration the value of options embedded in our mortgage assets, including constraints on the repricing of the interest rate of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The sensitivity of equity calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes, will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

The table below presents the duration of our assets and liabilities as of June 30, 2005, under the then prevailing yield curve, as well as with instantaneous parallel 50bps shifts in the curve. Positive portfolio duration indicates that the market value of the investment portfolio, net of borrowings and hedges, will decline if our interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings.

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.12	1.24	1.47	1.75	1.98
Duration of Borrowings and Hedges	0.94	1.14	1.40	1.70	1.99
Net Portfolio Duration	0.18	0.10	0.07	0.05	(0.01)

Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads, changes in the shape of the yield curve and changes in business volumes.

Mortgage Banking Operations

Movements in interest rates can pose a major risk to our mortgage banking operations in either a rising or declining interest rate environment. MortgageIT utilizes warehouse lines of credit to fund its origination activity. The cost of these borrowings is at variable interest rate terms that increase or decrease as short term interest rates increase or decrease. In addition, we are exposed to price risk from the time an interest rate lock commitment is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, we are exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage declines.

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

(b) Internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that, as of April 1, 2005, we qualified for and elected to apply SFAS No. 133 cash flow hedge accounting for Eurodollar futures contracts.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT and IPI Skyscraper Mortgage which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The case was filed as a putative class action; a motion for certification of a class under New York law and for collective action under federal law was filed on March 11, 2005. We opposed the motion, which remains pending, and we are vigorously asserting our defenses in this action.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 17, 2005, the following matters were voted upon with the results of the voting on such matters indicated:

1.    Election of the following two directors to three-year terms:

	For	Withheld
Nancy McKinstry	11,791,059	5,132,258
Mark C. Pappas	16,597,790	325,527

The following sets forth the names of directors continuing in office after our annual meeting:

Fred A. Assenheimer
William Collins
Michael N. Garin
Michael J. Marocco
Doug W. Naidus
Timothy Schantz

2.    Approval of the Amended MortgageIT Holdings, Inc. Long-Term Incentive Plan:

For	10,170,141
Against	1,679,400
Abstain	50,953

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits filed with this Form 10-Q:

No.	Description
10.1(1)	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated March 7, 2005, between MortgageIT Holdings, Inc., MortgageIT, Inc. and Merrill Lynch Mortgage Capital, Inc.
10.2	Fourth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated as of August 9, 2005, between MortgageIT, Inc. and Residential Funding Corporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-11, as amended (Registration No. 333-125556).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.
By:	/s/ DOUG W. NAIDUS
Name: Doug W. Naidus Title: Chairman and Chief Executive Officer Date: August 11, 2005
By:	/s/ GLENN J. MOURIDY
Name: Glenn J. Mouridy Title: President and Chief Financial Officer Date: August 11, 2005