Form 10-Q
period 2005-09-30
MortgageIT Holdings, Inc.
filed 2005-11-09
CIK 1284151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32213

MORTGAGEIT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0947002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

33 Maiden Lane New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (212) 651-7700

(Former name, former address and former fiscal year, if changed since last report)
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes                                                                            No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes                                                                            No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes                                                                            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 28,884,868 SHARES OUTSTANDING AS OF OCTOBER 31, 2005.

FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of the risks associated with an investment in MortgageIT Holdings, Inc. ("Holdings" or the "Company") or the Company's business. The Company urges you to carefully review and consider the various disclosures made in this quarterly report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission ("SEC"), including the Company's annual report on Form 10-K, which discuss the Company's business in greater detail.

This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, among other things, the operating performance of the Company's investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "should," "project," "predict," "continue," "aim," "strive," "likely," "seek" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, its actual results and performance in the future could differ materially from forecasted results. Factors that could have a material adverse effect on the Company's financial condition or results of operations include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	MortgageIT, Inc.'s ability to originate a portfolio of high quality prime adjustable-rate mortgage ("ARM") and hybrid ARM loans;

•	changes in interest rates and/or credit spreads, as well as the success of the Company's hedging strategy in relation to such changes;

•	the quality and size of the investment pipeline and the rate at which the Company can invest its cash;

•	adverse federal and state legislation and regulation;

•	the Company's ability to consummate pending investments;

•	the Company's need for a significant amount of capital to consummate future investments and the availability and cost of capital for such investments;

•	the Company's ability to compete effectively within the finance and real estate industries;

•	the Company's primary reliance, as a holding company, on dividends from the Company's subsidiaries to meet debt service obligations;

•	changes in the Company's critical accounting policies;

•	adverse results or resolutions of litigation, arbitration or investigation;

•	the Company's ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures;

•	the Company's use of information provided by customers and counterparties, which may be incomplete or inaccurate; and

•	other risks detailed from time to time in the Company's SEC filings.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect the Company's management's views as of the date of this quarterly report on Form 10-Q. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of the critical accounting policies that the Company currently believes are important to its business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,999	$70,224
Restricted cash	1,691	1,679
Marketable securities held to maturity	3,684	7,546
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	4,083,127	1,432,692
ARM loans held for securitization, net	588,252	1,166,961
Total Portfolio ARM Loans	4,671,379	2,599,653
Mortgage loans held for sale	3,293,729	784,592
Hedging instruments	48,644	19,526
Accounts receivable, net of allowance	114,515	28,731
Prepaids and other assets	19,920	11,693
Goodwill	11,639	11,639
Property and equipment, net	8,490	5,567
Total assets	$8,232,690	$3,540,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized debt obligations	$3,899,237	$1,331,986
Warehouse lines payable	3,673,365	1,869,385
Repurchase agreements	75,897	67,674
Hedging instruments	4,340	1,145
Junior subordinated debentures	77,324	—
Notes payable and other debt	15,000	15,000
Accounts payable, accrued expenses and other liabilities	130,088	63,993
Total liabilities	7,875,251	3,349,183
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 125,000,000 shares authorized; 28,884,868 and 19,405,473 issued and outstanding	289	194
Additional paid-in capital	393,038	238,405
Unearned compensation — restricted stock	(6,657)	(6,196)
Accumulated other comprehensive income (loss)	10,556	(387)
Accumulated deficit	(39,787)	(40,349)
Total stockholders' equity	357,439	191,667
Total liabilities and stockholders' equity	$8,232,690	$3,540,850

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenues:
Gain on sale of mortgage loans	$61,612	$14,405	$140,704	$49,634
Brokerage revenues	7,506	8,955	20,179	29,544
Interest income	90,384	15,804	212,036	27,412
Interest expense	(75,741)	(6,925)	(156,482)	(11,926)
Net interest income	14,643	8,879	55,554	15,486
Realized and unrealized gain (loss) on hedging instruments	—	(9,856)	9,742	(9,856)
Other	209	248	715	272
Total revenues	83,970	22,631	226,894	85,080
Operating expenses:
Compensation and employee benefits	39,037	20,492	99,051	56,922
Processing expenses	16,014	7,165	40,064	16,952
General and administrative expenses	6,112	2,811	19,117	7,614
Rent	2,700	1,990	7,257	5,662
Marketing, loan acquisition and business development	1,206	902	3,126	3,127
Professional fees	2,411	792	7,238	1,851
Depreciation and amortization	984	686	2,621	1,956
Total operating expenses	68,464	34,838	178,474	94,084
Income (loss) before income taxes	15,506	(12,207)	48,420	(9,004)
Income tax expense (benefit)	6,841	(242)	15,607	1,204
Net income (loss)	8,665	(11,965)	32,813	(10,208)
Dividends on convertible redeemable preferred stock	—	587	—	3,947
Net income (loss) attributable to common stockholders	$8,665	$(12,552)	$32,813	$(14,155)
Per share data:
Basic	$0.31	$(0.93)	$1.47	$(2.91)
Diluted	$0.30	$(0.93)	$1.44	$(2.91)
Weighted average number of shares — basic	28,077	13,451	22,381	4,861
Weighted average number of shares — diluted	28,427	13,451	22,788	4,861

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September, 30
	2005	2004	2005	2004
		(As restated)		(As restated)
Net income (loss)	$8,665	$(11,965)	$32,813	$(10,208)
Other comprehensive income:
Unrealized gain on hedging instruments arising during the period	20,254	—	9,008	—
Reclassification of losses included in net income	1,062	—	1,935	—
Net unrealized gains during the period	21,316	—	10,943	—
Comprehensive income (loss)	$29,981	$(11,965)	$43,756	$(10,208)

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2005 (Dollars and shares in thousands)

	Capital Stock
	Common		Additional Paid-In Capital	Accumulated Deficit	Unamortized Cost of Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	19,405	$194	$238,405	$(40,349)	$(6,196)	$(387)	$191,667
Issuance of common stock in connection with a public offering, net	8,712	87	149,995	—	—	—	150,082
Issuance of common stock	—	—	4	—	—	—	4
Restricted stock grant	—	—	2,944	—	(2,944)	—	—
Amortization of the cost of restricted stock	—	—	—	—	2,483	—	2,483
Issuance of common stock in connection with restricted stock grants	626	6	(6)	—	—	—	—
Issuance of common stock in connection with exercise of stock options	141	2	1,696	—	—	—	1,698
Other comprehensive income	—	—	—	—	—	10,943	10,943
Dividends declared on common stock — $1.44 per share	—	—	—	(32,251)	—	—	(32,251)
Net income	—	—	—	32,813	—	—	32,813
Balance at September 30, 2005	28,884	$289	$393,038	$(39,787)	$(6,657)	$10,556	$357,439

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine months ended September 30,
	2005	2004
		(As restated)
Cash flows from operating activities:
Net income (loss)	$32,813	$(10,208)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,957	1,956
Amortization of restricted stock costs	2,483	144
Unrealized (gain) loss on hedging instruments	(7,635)	8,262
Changes in operating assets:
(Increase) decrease in restricted cash	(12)	597
Increase in mortgage loans held for sale	(2,509,137)	(96,299)
Increase in accounts receivable	(85,785)	(14,241)
Increase in prepaids and other assets	(6,168)	(4,968)
Changes in operating liabilities:
Increase in accounts payable, accrued expenses and other liabilities	61,012	11,966
Net cash used in operating activities	(2,504,472)	(102,791)
Cash flows from investing activities:
Increase in Portfolio ARM loans	(2,071,726)	(1,139,915)
Purchases of property and equipment	(5,544)	(1,719)
Proceeds from maturities of marketable securities	19,322	7,105
Purchases of marketable securities	(15,460)	(7,106)
Net cash used in investing activities	(2,073,408)	(1,141,635)
Cash flows from financing activities:
Proceeds from issuance of common stock	150,086	163,392
Proceeds from the exercise of stock options	1,698	224
Net proceeds from issuance of junior subordinated debentures	72,618	—
Proceeds from collateralized debt obligations	3,057,367	752,378
Payments made on collateralized debt obligations	(490,116)	—
Net borrowings from repurchase agreements	8,223	—
Net payments on hedging instruments	(10,035)	(21,610)
Dividends and distributions paid	(27,166)	—
Payments to former MortgageIT shareholders	—	(2,576)
Proceeds from notes payable and other debt	—	15,000
Repayment of notes payable and other debt	—	(1,125)
Net proceeds from warehouse lines payable	1,803,980	396,079
Net cash provided by financing activities	4,566,655	1,301,762
Net (decrease) increase in cash and cash equivalents	(11,225)	57,336
Cash and cash equivalents at beginning of period	70,224	22,261
Cash and cash equivalents at end of period	$58,999	$79,597

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The interim financial information should be read in conjunction with MortgageIT Holdings, Inc.'s 2004 Annual Report on Form 10-K.

Basis of Presentation

MortgageIT Holdings, Inc. ("Holdings" or the "Company") is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. ("MortgageIT" or the "TRS"). Holdings is organized and conducts its operations to qualify as a REIT for federal income tax purposes and is focused on earning net interest income from mortgage loans originated by MortgageIT, Holdings' taxable REIT subsidiary. MortgageIT was incorporated in New York on February 1, 1999 and began marketing mortgage loan services on May 4, 1999. MortgageIT originates, sells and brokers residential mortgage loans in 50 states and the District of Columbia, and is an approved U.S. Department of Housing and Urban Development ("HUD") Title II Nonsupervised Delegated Mortgagee.

As discussed further in Note 10, the Company operates its business in two primary segments, mortgage investment operations and mortgage banking operations. Mortgage investment operations are driven by the net interest income generated on its investment loan portfolio. Mortgage banking operations include loan origination, underwriting, funding, secondary marketing and loan brokerage activities.

All shares of common stock and common stock equivalents have been retroactively restated, for all periods presented, to reflect the exchange of approximately 12.80 shares of MortgageIT common stock for each share of Holdings common stock and the retention and retirement of common stock pursuant to the reorganization of MortgageIT on August 4, 2004.

The consolidated financial statements included herein contain results for Holdings, Holdings' wholly owned subsidiary, MortgageIT, and MortgageIT's wholly owned subsidiaries, IPI Skyscraper Mortgage Corporation ("IPI") and Home Closer LLC ("Home Closer"), for the period from August 4, 2004 (the date REIT operations commenced) to December 31, 2004, and exclusively for MortgageIT and its wholly owned subsidiaries, IPI and Home Closer for the preceding periods. IPI, which provides residential mortgage banking and brokerage services in the New York, New Jersey and Connecticut tri-state area, was a wholly owned subsidiary of MortgageIT until it was merged with and into MortgageIT effective December 31, 2004. Home Closer provides title, settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

During the second quarter of 2005, the Company formed two new subsidiaries, MHL Funding Corp., a qualified REIT subsidiary ("QRS"), which primarily will originate or acquire prime ARM loans, and Next at Bat Lending, Inc. ("NB Lending"), which primarily will originate subprime mortgage loans. The QRS was formed to directly originate or acquire prime ARM loans, thereby eliminating taxable gains on intercompany loan sales. In anticipation of receiving the necessary licenses in the states in which the QRS intends to do business, it is expected that the QRS will commence operations in the fourth quarter of this year. NB Lending was formed to consolidate the Company's subprime lending activities. In anticipation of receiving the necessary licenses in the states in which NB Lending intends to do business, it is expected that NB Lending will commence operations in the first quarter of 2006.

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

Mortgage Loans Held for Sale

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent loans that have not yet been allocated to a forward sales commitment. At September 30, 2005 and December 31, 2004, unallocated mortgage loans held for sale may be carried at the lower of adjusted cost or market value, or at market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent loans that have been allocated to a forward sales commitment. For the nine months ended September 30, 2005, the Company qualified and elected to apply Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") fair value hedge accounting for allocated loans held for sale. At September 30, 2005, allocated mortgage loans held for sale are carried at market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information. At December 31, 2004, allocated mortgage loans held for sale were carried at the lower of adjusted cost or market value. Adjusted cost includes the loan principal amount outstanding, net of deferred direct origination costs and fees.

Loan Securitizations

The Company securitizes mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The Company generally retains interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require the Company to repurchase loans that are found to have legal deficiencies after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company's accounting policy for ARM loan securitizations complies with the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Depending on the structure of the securitization, the accounting for securitizations is treated as either a sale or secured financing for financial statement purposes. The securitization transactions in the Company's mortgage investment operations segment are treated as secured financings under SFAS No. 140 as the Company has retained control over the transferred assets.

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

Certain derivatives used in conjunction with interest rate risk management activities qualify for hedge accounting under SFAS No. 133. For derivative hedging activities to qualify for hedge accounting, the Company formally documents, at the inception of each hedge, the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the item or, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

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

The Company's cash flow hedges, which are used for LIBOR based borrowings, have the effect of fixing the interest rate on LIBOR based liabilities in the event that LIBOR based funding costs change. Gains and losses on a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss) to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge, and the change in value of a derivative instrument that does not qualify for hedge accounting, are reported in earnings.

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

Interest Rate Lock Commitments

The Company's committed mortgage pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold as free-standing derivatives. Accordingly, such IRLCs are recorded at fair value with changes in fair value recorded to current earnings.

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

Mortgage Banking Operations

Gain on sale of loans represents the difference between the net sales proceeds and the carrying values of the mortgage loans sold, and is recognized at the time of sale. Direct loan origination costs and fees associated with the loans are initially recorded as an adjustment of the cost of the loans held for sale and are recognized in earnings when the loans are sold.

Brokerage fees represent revenues earned for the brokering of mortgage loans to third party lenders and are earned and recognized at the time the loan is closed by the third party lender. Revenues are primarily comprised of borrower application and/or administrative fees and brokerage fees paid to the Company by third party lenders.

Interest income is accrued as earned. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale. Interest on loans is computed based on the contractual loan note rate.

Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans from investors consistent with the terms of its investor contracts. Subsequent to the loan sale, the Company may record a repurchase reserve for potential future losses applicable to loans sold. The repurchase reserve is included in accrued expenses on the Company's balance sheet.

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

Stock Compensation

As of September 30, 2005, the Company had in effect the 2004 Long-Term Incentive Plan (the "2004 Plan") and the Amended Long-Term Incentive Plan (the "Amended Plan"), which are described more fully in Note 7. MortgageIT previously adopted the 2001 Stock Option Plan, which was terminated on August 4, 2004 pursuant to the reorganization of MortgageIT. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to these accounting standards, the Company records deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There is no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No.123") (Dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Net income (loss) attributable to common stockholders	$8,665	$(12,552)	$32,813	$(14,155)
Amortization of restricted stock, including forfeitures, net of related tax effects	559	84	1,708	84
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(622)	(158)	(1,881)	(387)
Pro forma net income (loss)	$8,602	$(12,626)	$32,640	$(14,458)
Net income (loss) per share attributable to common stock:
Basic—As reported	$0.31	$(0.93)	$1.47	$(2.91)
Basic—Pro forma	$0.31	$(0.94)	$1.46	$(2.97)
Net income (loss) per share for diluted earnings per share:
Diluted—As reported	$0.30	$(0.93)	$1.44	$(2.91)
Diluted—Pro forma	$0.30	$(0.94)	$1.43	$(2.97)

Under the 2001 Stock Option Plan, which was terminated pursuant to the reorganization of MortgageIT, the fair value for each option granted was estimated at the date of grant using the minimum value, option-pricing model, an allowable valuation method under SFAS No.123 with the following assumptions: risk-free interest rate of 4.25%, expected option lives of eight years, and no dividends.

Under the 2004 Plan and the Amended Plan, the fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under

SFAS No. 123 with the following assumptions: risk-free interest rate of 3.75%, expected option lives of five years, 26% volatility and 9% dividend rate.

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

The Company has elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company is not subject to federal income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met. To maintain its REIT status, the Company is required to distribute a minimum of 90% of its annual taxable income to its stockholders.

MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to both federal and state corporate income taxes. Accordingly, the Company records a tax provision based primarily on the taxable income of the TRS.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and accounts receivable are carried at amounts approximating fair value. Unallocated mortgage loans held for sale may be carried at the lower of adjusted cost or market value, or at market value. Allocated mortgage loans held for sale are carried at market value at September 30, 2005 and at the lower of adjusted cost or market value at December 31, 2004.

Derivative instruments related to the hedging of the Company's financing costs, including interest rate swap agreements, Eurodollar futures contracts and interest rate cap agreements (collectively "Hybrid Hedging Instruments") are carried at fair value and are classified as hedging instruments on the balance sheets.

Derivative instruments, including IRLCs and those related to the hedging of the Company's locked pipeline loans and mortgage loans held for sale, including forward delivery contracts on mortgage-backed securities ("TBA Securities"), options on TBA Securities, and Eurodollar futures contracts, are carried at fair value and are classified as hedging instruments on the balance sheets.

Liabilities, including warehouse lines payable, collateralized debt obligations, notes payable and other debt, are carried at their contractual notional amounts which approximate fair value. Portfolio ARM Loans are carried at cost, as more fully described in Note 2.

The following table presents information as to the carrying amount and estimated fair value of certain of the Company's market risk sensitive assets, liabilities and hedging instruments at September 30, 2005 and December 31, 2004:

	September 30, 2005
	Carrying Amount	Estimated Fair Value
	(Dollarsinthousands) (unaudited)
Assets:
Mortgage loans held for sale	$3,284,445	$3,287,839
Forward delivery commitments	9,284	9,284
Mortgage loans held for sale, net	3,293,729	3,297,123

ARM loans held for securitization, net	588,252	587,552
ARM loans collateralizing debt obligations, net	4,083,127	4,040,712
Hedging instruments	48,644	48,644

Liabilities:
Warehouse lines payable	$3,673,365	$3,673,365
Collateralized debt obligations	3,899,237	3,899,237
Repurchase agreements	75,897	75,897
Junior subordinated debentures	77,324	77,324
Hedging instruments	4,340	4,340

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$784,592	$787,234
ARM loans held for securitization, net	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,432,692	1,434,534
Hedging instruments	19,526	19,526

Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385
Collateralized debt obligations	1,331,986	1,331,986
Repurchase agreements	67,674	67,674
Hedging instruments	1,145	1,145

Accounting for stock-based compensation

Historically, the Company has accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not reflected stock option-based employee compensation cost in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

The grant date fair value of employee stock options will be measured using the an appropriate option pricing model. See "Stock Compensation" of this Note 1 to the consolidated financial statements for an illustration of the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123R as of January 1, 2004. The Company will adopt this statement when effective and is currently evaluating its impact.

In March 2005, SEC Staff Accounting Bulletin ("SAB") No. 107, Application of SFAS No. 123 (revised 2004), "Accounting for Stock-Based Compensation," was released. This release summarizes the SEC staff position regarding the interaction between SFAS No. 123 (revised 2004), Stock-Based Compensation, and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies.

NOTE 1A—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that it could not support the use of hedge accounting for derivative contracts entered into prior to November 24, 2004. As a result, the Company's consolidated statements of operations for the three and nine months ended September 30, 2004 and consolidated statement of cash flows for the nine months ended September 30, 2004 have been restated.

Fair Value Hedge Accounting Restatement

The Company now believes that the documentation of fair value hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. As such, the Company made the determination that it was not appropriate to apply hedge accounting for purposes of the Company's financial statements for the three and nine months ended September 30, 2004 and, as such, loans held for sale were recorded at the lower of cost or market. The Company has corrected its accounting for mortgage loans held for sale and interest rate risk management activities related to fair value hedging activities (a "fair value" hedge). Commencing with the quarter ended December 31, 2004, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans held for sale, exclusive of loans allocated to forward sales commitments. As of March 31, 2005, the Company qualified for and has elected to apply SFAS No. 133 fair value hedge accounting for loans allocated to forward sales commitments as well. For loans held for sale that are designated as allocated to a forward sales commitment, the mark to market price is equivalent to the forward commitment price on the date that the loans are allocated to a trade. Changes in the market value of these loans and the market value of the related forward commitments can be expected to offset each other from allocation date to date of settlement.

Cash Flow Hedge Accounting Restatement

The Company now believes that, prior to November 24, 2004, the documentation of its cash flow hedge accounting relationships and the assessment of hedge effectiveness was inadequate as required by the applicable accounting standards contained in SFAS No. 133. Any change in value associated with such cash flow hedge derivatives was previously recorded as an increase or decrease in other comprehensive income ("OCI"). The Company has made the determination that it was not appropriate to apply cash flow hedge accounting prior to November 24, 2004. The Company has corrected its accounting for interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liabilities (a "cash flow" hedge). Effective November 24, 2004, the Company's documentation was deemed sufficient with respect to interest rate cap and swap agreements and, effective April 1, 2005, the Company's documentation was deemed sufficient with respect to Eurodollar futures contracts and, thus, the Company has elected to apply cash flow hedge accounting for these derivatives.

A summary of the impact of the restatements on net income follows (Dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Net (loss) income, as previously reported	$(2,631)	$755
Restatement for derivative financial instruments, net of tax effect	(9,334)	(10,963)
Net loss, as restated	$(11,965)	$(10,208)

The aforementioned restatement adjustments have been tax affected to the extent attributable to activities of the taxable REIT subsidiary. Note 1- "ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Stock Compensation," Note 8- "Earnings Per Share," and Note 10-"Segment Reporting," have been amended for the impact of the aforementioned restatements. The following tables present the accounts on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2004 that were affected by the restatement. (Dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2004		September 30, 2004
	As restated	As reported	As restated	As reported
Consolidated Statement of Operations
Gain on sale of mortgage loans	$14,405	$14,269	$49,634	$51,941
Realized and unrealized loss on hedging instruments	(9,856)	—	(9,856)	—
Total revenues	22,631	32,351	85,080	97,236
(Loss) income before income taxes	(12,207)	(2,487)	(9,004)	3,158
Income tax (benefit) expense	(242)	144	1,204	2,403
Net (loss) income	(11,965)	(2,631)	(10,208)	755
Net loss attributable to common stockholders	(12,552)	(3,218)	(14,155)	(3,192)
Per share data:
Basic	(0.93)	(0.24)	(2.91)	(0.66)
Diluted	(0.93)	(0.24)	(2.91)	(0.66)

	Three months ended		Nine months ended
	September 30, 2004		September 30, 2004
	As restated	As reported	As restated	As reported
Consolidated Statements of Comprehensive Income (Loss)
Net (loss) income	$(11,965)	$(2,631)	$(10,208)	$755
Unrealized loss on hedging instruments arising during the period	—	(9,856)	—	(9,856)
Comprehensive loss	(11,965)	(12,487)	(10,208)	(9,101)

	Nine months ended
	September 30, 2004
	As restated	As reported
Consolidated Statement of Cash Flows
Net (loss) income	$(10,208)	$755
Realized and unrealized loss on hedging instruments	8,262	—
Increase in mortgage loans held for sale	(96,299)	(100,201)
Increase in prepaids and other assets	(4,968)	(1,293)

NOTE 2—PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of September 30, 2005 and December 31, 2004 (Dollars in thousands):

September 30, 2005 (unaudited)	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$4,045,873	$585,248	$4,631,121
Net unamortized loan origination costs and fees	39,882	3,434	43,316
Loan loss reserves	(2,628)	(430)	(3,058)
Amortized cost, net	4,083,127	588,252	4,671,379
Gross unrealized loss	(42,415)	(700)	(43,115)
Estimated fair value	$4,040,712	$587,552	$4,628,264
Carrying value	$4,083,127	$588,252	$4,671,379

December 31, 2004	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$1,418,323	$1,157,188	$2,575,511
Net unamortized loan origination costs and fees	14,866	9,950	24,816
Loan loss reserves	(497)	(177)	(674)
Amortized cost, net	1,432,692	1,166,961	2,599,653
Gross unrealized gain	1,842	863	2,705
Estimated fair value	$1,434,534	$1,167,824	$2,602,358
Carrying value	$1,432,692	$1,166,961	$2,599,653

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

The Company does not account for mortgage-backed securities placed with third party investors as sales and, therefore, does not record any gain or loss in connection with securitization transactions. Instead, the Company accounts for the mortgage-backed securities it sells as a long-term collateralized financing. As of September 30, 2005, the Company held approximately $4.1 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations, net.

The Company has credit exposure on its ARM Loan investment portfolio. During the nine months ended September 30, 2005, the Company recorded loan loss provisions totaling $2.4 million to reserve for estimated future credit losses on Portfolio ARM Loans, and there were no credit losses charged against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of September 30, 2005 and December 31, 2004 (Dollars in thousands):

September 30, 2005 (unaudited)

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	37	$11,027	0.24%	0.14%
90 days or more	6	1,662	0.04	0.02
In bankruptcy and foreclosure	19	5,322	0.11	0.06
	62	$18,011	0.39%	0.22%

December 31, 2004

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	6	$1,619	0.06%	0.05%
90 days or more	1	560	0.02	0.01
In bankruptcy and foreclosure	—	—	—	—
	7	$2,179	0.08%	0.06%

NOTE 3—MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Mortgage loans held for sale	$3,241,370	$774,656
Deferred origination costs and fees	52,359	9,936
Carrying amount of mortgage loans held for sale	$3,293,729	$784,592

Mortgage loans are residential mortgages on properties located throughout the United States having maturities of up to 40 years, and include ARM loans that are not Portfolio ARM Loans. Pursuant to the terms of the mortgage loans, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell to third party investors any loans that do not constitute Portfolio ARM Loans shortly after they are funded, generally within 30 to 60 days.

As of September 30, 2005 and December 31, 2004, the Company had loan purchase commitments from third party investors for approximately $1.6 billion and $384.5 million, respectively. Substantially all loans held for sale at September 30, 2005 and December 31, 2004 were subsequently sold to third party investors. All mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 5).

As of September 30, 2005 and December 31, 2004, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $2.7 billion and $638.3 million, respectively.

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

In connection with its mortgage loan origination activities, MortgageIT issues IRLCs to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms, subject to credit approval, for a specified period while the application is in process, typically between 15 and 60 days. MortgageIT's risk management objective is to protect earnings from an unexpected change in the fair value of IRLCs by economically hedging the estimated closed loan volume from the IRLC pipeline. MortgageIT's pipeline hedging strategy primarily utilizes TBA Securities to protect the value of its IRLCs. The TBA Securities, options on TBA Securities, forward sales commitments and IRLCs relating to mortgage loans held for sale, are derivative instruments and have been classified as such by the Company. Accordingly, these derivatives have been recorded at fair value with changes in fair value reflected in gain on sale of loans.

At September 30, 2005 and December 31, 2004, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $1.67 billion and $414.9 million, respectively. The fair value of the IRLCs at September 30, 2005 and December 31, 2004 reflected a loss of approximately $4.3 million and $384,000, respectively.

At September 30, 2005 and December 31, 2004 the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $947 million and $610.0 million with a fair value gain of approximately $4.5 million and a fair value loss of $743,000, respectively.

At September 30, 2005 and December 31, 2004, the notional amount of the Company's forward sales commitments from third party investors was approximately $2.1 billion and $399.4 million with a fair value gain of approximately $11.2 million and $236,000, respectively.

Fair Value Hedges

The Company is exposed to interest rate risk in conjunction with the sale of mortgage loans. The Company manages the risk of interest rate changes associated with its loans held for sale through use of TBA Securities, options on TBA Securities, forward sale commitments and Eurodollar futures contracts. These derivative instruments are designed to hedge potential changes in the fair value of loans held for sale.

The fair value adjustments for IRLCs, TBA Securities, options, forward sales commitments and Eurodollar futures contracts are included in gain on sale of mortgage loans.

Cash Flow Hedges

The Company primarily utilizes Eurodollar futures contracts, interest rate cap agreements ("Cap Agreements") and interest rate swap agreements ("Swap Agreements") in order to manage potential changes in future LIBOR-based financing costs. The Company generally borrows funds based on short-term LIBOR-based interest rates to finance its Portfolio ARM Loans. However, its Portfolio ARM Loans have an initial fixed interest rate period up to five years. As a result, the Company's existing and forecasted borrowings reprice to a new rate more frequently than its Portfolio ARM Loans. Therefore, the purpose of these hedges is to better match the average repricing of the variable rate debt with the average repricing of the Portfolio ARM Loans.

All changes in the fair value of Cap Agreements and Swap Agreements for the period and, effective April 1, 2005, the effective portion of the Eurodollar futures contracts' gain or loss, are recorded in OCI on the consolidated balance sheets and will be recognized as interest expense when the forecasted financing transactions occur. If it becomes probable that the forecasted transaction, which is the future interest payments on the Company's collateralized debt obligations, will not occur as specified at the inception of the hedging relationship, then the related gain or loss in OCI would be reclassified out of OCI and recognized in interest expense. The carrying value of these derivative instruments is included in hedging instruments on the accompanying consolidated balance sheets.

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

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the caps, which range from 2.50% to 5.36%. The Cap Agreements had an average maturity of 3.54 years as of September 30, 2005 and will expire between August 2007 and July 2010.

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

The Company uses Eurodollar futures contracts to hedge both forecasted and recognized LIBOR-based borrowings. When LIBOR-based interest rates change, the change in the value of Eurodollar futures contracts can be expected to approximately offset the change in the value of the hedged LIBOR-based funding costs.

The following table presents notional amount, carrying amount and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at September 30, 2005 and December 31, 2004. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheets.

	September 30, 2005 (unaudited)
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$3,729,000	$1,787	$(4,552)
Cap agreements	4,282,231	29,787	5,441
Swap agreements	620,590	9,996	9,667
Total cash flow hedges	$8,631,821	$41,570	$10,556

	December 31, 2004
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$3,136,250	$710	$—
Cap agreements	2,310,392	18,280	(574)
Swap agreements	186,328	283	187
Total cash flow hedges	$5,632,970	$19,273	$(387)

NOTE 5—BORROWINGS

Collateralized Debt Obligations

Through September 30, 2005, the Company had issued AAA/AA-rated floating-rate pass-through certificates totaling $4.36 billion and A+/BBB+ subordinated floating rate securities totaling $51.1 million to third party investors and retained $109.9 million of subordinated certificates, which provide credit support to the higher-rated certificates that were placed with third party investors. All of the securities retained by the Company were rated investment grade. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In connection with the issuance of these mortgage-backed securities, which are also referred to as collateralized debt obligations, the Company incurred costs of $12.9 million through September 30, 2005. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as financings of loans and represent permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities are recorded as collateralized debt obligations.

As of September 30, 2005 and December 31, 2004, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $4.0 billion and $1.4 billion, respectively. The debt matures between 2033 and 2035 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20% of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately two years.

Repurchase Agreements

The Company had outstanding $75.9 million and $67.7 million of repurchase agreements with a weighted average borrowing rate of approximately 3.3% and 2.2% and a weighted average remaining maturity of 26 days and 144 days as of September 30, 2005 and December 31, 2004, respectively.

Junior Subordinated Debentures

During April and May 2005, MortgageIT issued an aggregate of approximately $77.3 million of junior subordinated debentures (the Debentures"). The Debentures were issued to a trust subsidiary of MortgageIT in order to fund the trust's obligations with respect to an aggregate of $75 million of trust preferred securities which were issued by such trust subsidiary. The Debentures are floating rate and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $2.5 million. These costs are being amortized over the expected life of the Debentures using the interest method. As of September 30, 2005, the Company did not include in its consolidated financial statements the assets, liabilities and operations of the trust subsidiary pursuant to FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). As of September 30, 2005, the Company recorded its investment in the trust subsidiary, of approximately $2.3 million, in prepaids and other assets in the accompanying consolidated balance sheet.

Warehouse Lines Payable

The Company has various warehouse credit facilities with major lenders that are used to fund mortgage loans. During the nine months ended September 30, 2005, the Company negotiated two new credit facilities, which, when added to the Company's three existing credit facilities, brings to five the total number of facilities it may draw upon.

In March 2005, the Company entered into a warehouse credit facility with Credit Suisse First Boston Mortgage Capital LLC ("CSFB") for a partially committed credit limit of $400 million, which limit was increased to $750 million in September 2005. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2005, the Company had approximately $596.7 million outstanding on this facility. This credit facility expires in February 2006.

In February 2005, the Company entered into a warehouse credit facility with Greenwich Capital Financial Products Inc. ("Greenwich") for an uncommitted credit limit of $250 million, which limit was increased to $500 million in August 2005. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2005, the Company had approximately $483.6 million outstanding on this facility. This credit facility expires in February 2006.

The Company maintains a credit facility (the "UBS Warehouse Facility") with UBS Real Estate Securities, Inc. ("UBS"), which had an uncommitted credit limit of $1.25 billion, which limit was increased to $2.0 billion in September 2005, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the UBS Warehouse Facility outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 to 60 days. As of September 30, 2005 and December 31, 2004, the Company had outstanding on the line $740.8 million and $798.8 million, respectively. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $1.6 million, $3.7 million, $1.7 million and $6.7 million for the three and nine months ended September 30, 2005 and 2004, respectively, is included in brokerage revenue on the statement of operations. Loans on the conduit line, which totaled approximately $1.0 billion and $435.1 million at September 30, 2005 and December 31, 2004, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2007.

In June 2005, the Company entered into a new warehouse credit facility with Merrill Lynch Bank USA ("Merrill Lynch") to replace the warehouse credit facility expiring in August 2005. The new credit facility had a partially committed credit limit of $1.0 billion, which limit was increased to $1.25 billion in July 2005, collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2005 and December 31, 2004, the Company had approximately $1.2 billion and $906.3 million, outstanding on the new and the old credit facilities, respectively. The new credit facility expires in June 2006.

The Company maintains a credit facility with Residential Funding Corporation ("RFC"), which has a committed credit limit of $400 million collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. During August 2005, the Company and RFC agreed to a temporary increase in the facility of $250 million, which expires, December 31, 2005. As of September 30, 2005 and December 31, 2004, the Company had outstanding approximately $620.0 million and $164.3 million, respectively, on this facility. This credit facility expires in June 2006.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 3.8% and 2.6% for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

All mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of September 30, 2005, the Company was in compliance with the covenants contained in all of its warehouse credit facilities. When the Company has violated covenants contained in its credit facilities in the past, it has obtained waivers with respect to those violations from its lenders. No assurance can be made that the Company's lenders will waive future covenant violations, if they occur.

Maturities of borrowings are as follows at September 30, 2005 (Dollars in thousands):

	Payments due by Period
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)	$3,899,237	$1,131,041	$2,032,548	$735,648	$—
Warehouse lines payable	3,673,365	3,673,365	—	—	—
Repurchase agreements	75,897	75,897	—	—	—
Junior subordinated debentures	77,324	—	—	—	77,324

(1)	Payments on the Company's collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. The Company's estimate of its repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for estimated pre-payments. This estimate will differ from actual pre-payment amounts.

In October 2005, the Company entered into a warehouse credit facility with JPMorgan Chase Bank, National Association ("JPMorgan Chase") for a noncommitted credit limit of $500 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. This credit facility expires in October 2006.

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

In addition, under the legal agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by the Trust are legally owned by the Trust and not by the Company;

•	the Trust is a legal entity separate and distinct from the Company and all other affiliates of the Company;

•	the assets of the Trust are legally assets only of the Trust, and are not legally available to the Company and all other affiliates of the Company or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors;

•	none of the Company or any other affiliate of the Company is legally liable on the debts of the Trust, except for an amount limited to 10% of the greater of (i) the total principal amount of Notes then outstanding under the related note purchase agreement plus the aggregate outstanding principal of all mortgage loans sold under the loan repurchase agreement and the loan sale agreement and (ii) the facility limit; and

•	assets of the Company which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by the Trust in consideration of mortgage loans sold to the Trust by the Company; and

2)	the value of the Company's net equity investment in the Trust.

As of September 30, 2005, the Trust had the following assets (in thousands):

a)	whole loans: $751,499; and

b)	cash and cash equivalents: $48,894.

As of September 30, 2005, the Trust had the following liabilities and equity (in thousands):

a)	short-term debt due to UBS: $740,766; and

b)	$59,627 in members' equity investment.

As of September 30, 2005, the Company included in its consolidated financial statements the assets, liabilities and operations of the Trust pursuant to FIN 46R.

NOTE 6—NOTES PAYABLE

MortgageIT issued senior secured notes due 2007, with an aggregate principal amount of $15 million, in March 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets, with the exception of its mortgage loans held for sale and ARM loans held for securitization. The note purchase agreement governing the notes contains various restrictions and covenants. As of September 30, 2005, MortgageIT was in compliance with all of the restrictions and covenants contained in the related note purchase agreement. When MortgageIT has violated covenants contained in the note purchase agreement in the past, it has obtained waivers with respect to those violations from the notes' investor. No assurance can be made that the investor will waive future covenant violations, if they occur.

In November 2004, MortgageIT entered into an amendment of the note purchase agreement, which reduced the interest rate on the outstanding principal balance thereunder from 10% per annum to 7½% per annum for the period beginning October 1, 2004 and ending March 31, 2005. In addition, the amendment prohibited MortgageIT from prepaying the notes prior to April 14, 2005. In August 2005, MortgageIT entered into an amendment and restatement of the note purchase agreement, which reduced the interest rate on the outstanding principal balance thereunder from 10% per annum to 5.5% for the period as of August 23, 2005 and ending at maturity. In addition, this amendment requires MortgageIT to pay a premium on any optional prepayment of the notes on or prior to July 31, 2006.

NOTE 7—STOCKHOLDERS EQUITY

Issuance of Common Stock

In June 2005, the Company conducted a secondary public offering of its common stock. The offering of 9,484,306 shares, at a price to the public of $18.25 per share, included the sale of 7,289,428 shares by the Company and 2,194,878 shares by certain selling stockholders. Net proceeds to the Company, on July 6, 2005, the closing date, after deducting the underwriting discount and offering expenses, approximated $125.4 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

In July 2005, the underwriters of the secondary public offering described above, exercised, in full, their option to purchase an additional 1,422,646 shares of common stock from the Company at the public offering price of $18.25 to cover over-allotments. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, approximated an additional $24.6 million.

Stock Repurchase Plan

In October 2005, the Company announced that its board of directors authorized a program to repurchase up to $30 million of the Company's outstanding common stock. The repurchase program allows for shares to be purchased from time to time at management's discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock.

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

In April 2005, the board of directors adopted the MortgageIT Holdings, Inc. Amended Long-Term Incentive Plan (the "Amended Plan"), which was subsequently approved by the Company's stockholders. Under the Amended Plan, an additional 1,000,000 shares of the Company's common stock were reserved for issuance; this addition of shares is the only material difference between the 2004 Plan and the Amended Plan. The Amended Plan will terminate in 2015.

Both the 2004 Plan and the Amended Plan provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. During the nine months ended September 30, 2005, options to purchase 91,458 shares of common stock, at an average exercise price of $12.00 per share and 23,398 shares of restricted stock were forfeited, and the Company granted options to purchase 2,500 shares of common stock, at an average exercise price of $12.98 per share, and 188,635 shares of restricted stock. The stock options and restricted stock will vest over a three-year period.

During the three months ended September 30, 2005, options to purchase 359,608 shares of common stock became exercisable, of which 141,273 options were exercised at an average price of $12.02 per share. 117,142 shares of restricted stock vested during the three months ended September 30, 2005.

There were approximately 1,095,800 shares available for future grant under the 2004 Plan and the Amended Plan at September 30, 2005.

The weighted average fair value of stock options issued under the 2004 Plan, for the nine months ended September 30, 2005, under the Black-Scholes option-pricing model, was $3.31 per option.

The weighted average fair value of stock options issued under the 2001 Plan, for the nine months ended September 30, 2004, under the minimum value method, was $3.61 per option.

NOTE 8—EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Net income (loss)	$8,665	$(11,965)	$32,813	$(10,208)
Dividends on convertible redeemable preferred stock:
Series A	—	63	—	426
Series B	—	358	—	2,397
Series C	—	123	—	822
Accretion of discount on preferred stock	—	43	—	302
Total dividends on preferred stock	—	587	—	3,947
Net income (loss) attributable to common stockholders	$8,665	$(12,552)	$32,813	$(14,155)
Basic earnings per share:
Net income (loss) attributable to common stockholders	$8,665	$(12,552)	$32,813	$(14,155)
Weighted average common stock outstanding for basic earnings per share	28,077	13,451	22,381	4,861
Basic earnings (loss) per share	$0.31	$(0.93)	$1.47	$(2.91)
Diluted earnings per share:
Net income (loss) for diluted earnings per share	$8,665	$(12,552)	$32,813	$(14,155)
Common stock outstanding for basic earnings per share computation	28,077	13,451	22,381	4,861
Assumed conversion of dilutive:
Stock options and unvested restricted stock	350	—	407	—
Weighted average common stock outstanding for diluted earnings per share	28,427	13,451	22,788	4,861
Diluted earnings (loss) per share	$0.30	$(0.93)	$1.44	$(2.91)

Stock options and warrants aggregating approximately 535,000 and 661,000, respectively, were excluded from the computation for the three and nine months ended September 30, 2004, as their effect would have been anti-dilutive. Potentially dilutive common shares amounting to approximately 5.8 million relating to the conversion of Series A, Series B and Series C preferred stock and stock options were excluded from the computation for the three and nine months ended September 30, 2004, as their effect would have been anti-dilutive.

NOTE 9—STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	Nine months ended September 30,
	2005	2004
Cash paid during the year for:
Interest	$148,441	$8,462
Income taxes	14,561	6,006

NOTE 10—SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, brokering and secondary marketing. Following is a summary of the Company's segment operating results for the three and nine months ended September 30, 2005 and 2004 (Dollars in thousands).

Three months ended September 30, 2005

	Mortgage Investment Operations	Mortgage Banking Operations (1)	Eliminations	Total
Gain on sale of mortgage loans	$—	$69,211	$(7,599)	$61,612
Brokerage revenues	—	7,506	—	7,506
Interest income	50,640	37,785	1,959	90,384
Interest expense	(42,443)	(33,522)	224	(75,741)
Net interest income	8,197	4,263	2,183	14,643
Other	—	209	—	209
Total revenues	8,197	81,189	(5,416)	83,970
Operating expenses	3,566	65,270	(372)	68,464
Income before income tax	4,631	15,919	(5,044)	15,506
Income taxes	—	6,841	—	6,841
Net income	$4,631	$9,078	$(5,044)	$8,665
Segment assets	$4,689,477	$3,620,204	$(76,991)	$8,232,690

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations (1)	Total
Net income before eliminations	$4,631	$9,078	$13,709
Eliminations	2,183	(7,227)	(5,044)
Net income	$6,814	$1,851	$8,665

(1)	Represents the consolidated results of operations for MortgageIT.

Three months ended September 30, 2004 (as restated)

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Eliminations	Total
Gain on sale of mortgage loans	$—	$18,344	$(3,939)	$14,405
Brokerage revenues	—	8,955	—	8,955
Interest income	4,676	11,128	—	15,804
Interest expense	(2,077)	(4,848)	—	(6,925)
Net interest income	2,599	6,280	—	8,879
Realized and unrealized loss on hedging instruments	(3,690)	—	(6,166)	(9,856)
Other	—	248	—	248
Total revenues	(1,091)	33,827	(10,105)	22,631
Operating expenses	973	34,361	(496)	34,838
Loss before income tax	(2,064)	(534)	(9,609)	(12,207)
Income tax benefit	—	(242)	—	(242)
Net loss	$(2,064)	$(292)	$(9,609)	$(11,965)
December 31, 2004
Segment assets	$2,439,857	$1,117,160	$(16,167)	$3,540,850

Allocation of eliminations:

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Total
Net loss before eliminations	$(2,064)	$(292)	$(2,356)
Eliminations	(6,166)	(3,443)	(9,609)
Net loss	$(8,230)	$(3,735)	$(11,965)

(1)	Commenced operations on August 4, 2004. The Company operated in one segment,mortgage banking, prior to August 4, 2004.

(2)	Represents the consolidated results of operations for MortgageIT.

Nine months ended September 30, 2005

	Mortgage Investment Operations	Mortgage Banking Operations (1)	Eliminations	Total
Gain on sale of mortgage loans	$—	$161,614	$(20,910)	$140,704
Brokerage revenues	—	20,179	—	20,179
Interest income	124,341	83,458	4,237	212,036
Interest expense	(96,687)	(59,925)	130	(156,482)
Net interest income	27,654	23,533	4,367	55,554
Realized and unrealized loss on hedging instruments	8,128	—	1,614	9,742
Other	—	715	—	715
Total revenues	35,782	206,041	(14,929)	226,894
Operating expenses	10,308	169,741	(1,575)	178,474
(Loss) income before income tax	25,474	36,300	(13,354)	48,420
Income taxes	2	15,605	—	15,607
Net (loss) income	$25,472	$20,695	$(13,354)	$32,813
Segment assets	$4,689,477	$3,620,204	$(76,991)	$8,232,690

Allocation of eliminations:

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Total
Net (loss) income before eliminations	$25,472	$20,695	$46,167
Eliminations	5,981	(19,335)	(13,354)
Net loss	$31,453	$1,360	$32,813

(1)	Represents the consolidated results of operations for MortgageIT.

Nine months ended September 30, 2004 (as restated)

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Eliminations	Total
Gain on sale of mortgage loans	$—	$53,573	$(3,939)	$49,634
Brokerage revenues	—	29,544	—	29,544
Interest income	4,676	22,736	—	27,412
Interest expense	(2,077)	(9,849)	—	(11,926)
Net interest income	2,599	12,887	—	15,486
Realized and unrealized loss on hedging instruments	(3,690)	—	(6,166)	(9,856)
Other	—	272	—	272
Total revenues	(1,091)	96,276	(10,105)	85,080
Operating expenses	973	93,607	(496)	94,084
(Loss) income before income tax	(2,064)	2,669	(9,609)	(9,004)
Income taxes	—	1,204	—	1,204
Net (loss) income	$(2,064)	$1,465	$(9,609)	$(10,208)
December 31, 2004
Segment assets	$2,439,857	$1,117,160	$(16,167)	$3,540,850

Allocation of eliminations:

	Mortgage Investment Operations (1)	Mortgage Banking Operations (2)	Total
Net (loss) income before eliminations	$(2,064)	$1,465	$(599)
Eliminations	(6,166)	(3,443)	(9,609))
Net loss	$(8,230)	$(1,978)	$(10,208)

(1)	Commenced operations on August 4, 2004. The Company operated in one segment, mortgage banking, prior to August 4, 2004.

(2)	Represents the consolidated results of operations for MortgageIT.

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings. For further information, see Part II Other Information, Item 1 Legal Proceedings of this quarterly report on Form 10-Q. Although it is difficult to predict the outcome of any litigation, the Company has established a reserve of $2.0 million.

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

Restatement of Consolidated Financial Statements

The consolidated statements of operations for the three and nine months ended September 30, 2004, and consolidated statement of cash flows for the nine months ended September 30, 2004 have been restated.

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

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of our common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of prime ARM and hybrid ARM loans, which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of September 30, 2005, we had transferred to our investment portfolio approximately $5.1 billion of single-family residential prime ARM and hybrid ARM loans originated by MortgageIT.

In June 2005, the Company conducted a secondary public offering of its common stock and sold 7,289,428 shares at a price to the public of $18.25 per share. In July 2005, the underwriters of the secondary public offering exercised, in full, their option to purchase an additional 1,422,646 shares of common stock from the Company at the public offering price of $18.25 to cover over-allotments. Net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses, were approximately $150 million. In addition, certain stockholders sold 2,194,878 shares in the public offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

In November 2004, MortgageIT announced its plan to expand its wholesale subprime origination division and has established a sales leadership team in several key regions in order to intensify the focus on subprime single-family residential loan origination. As of September 30, 2005, this division had 476 employees and generated 11.5% of MortgageIT's total originations in the third quarter of 2005. The division is expanding organically, through the development of new branches managed by seasoned mortgage professionals. All of the subprime loan production is currently sold to third party investors and we do not currently anticipate holding subprime loans in our investment portfolio.

In October 2004, the Company launched a national correspondent lending platform. The newly created business unit, through its centralized management and loan acquisition teams, seeks to purchase prime first-lien closed mortgage loans from small to mid-sized banks, credit unions and mortgage bankers. In the third quarter of 2005, the correspondent business unit accounted for 13.8% of MortgageIT's total originations. These loans are subject to the same credit review standards utilized by our other prime production channels and are sold to third-party investors.

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

Financial information regarding the Company's business segments can be found in Note 10 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We do not account for CDOs placed with third party investors as sales and, therefore, do not record any gain or loss in connection with securitization transactions. The securitizations are accounted for as long-term collateralized financings. Consequently, the Portfolio ARM Loans transferred to the independent trust are shown as assets on our balance sheet. On our balance sheet, our Portfolio ARM Loans consist of ARM loans collateralizing debt obligations and ARM loans held for securitization. We, therefore, generate revenue in our mortgage investment operations from the spread between the interest income on our Portfolio ARM Loans and our cost of borrowings (i.e., the interest expense on our CDOs, warehouse lines of credit, and repurchase agreements).

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

At September 30, 2005, our investment operations held total assets of $4.7 billion, of which $4.5 billion consisted of securitized loans and loans awaiting securitization. That compares to $2.4 billion in total assets at December 31, 2004, of which $2.3 billion consisted of securitized loans and loans awaiting securitization.

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

In evaluating a potential property to be used as collateral for a mortgage loan, we consider all of the following aspects of the property: the loan balance versus the property value, i.e., the loan-to-value ratio, the property type, how the property will be occupied (a primary residence, second home or investment property), if the property's apparent value is supported by recent sales of similar properties in the same or a nearby area, any unique characteristics of the property and our confidence in the data and their sources.

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

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the quarter ended September 30, 2005, MortgageIT's purchase loan originations represented approximately 48.4% of its total residential mortgage loan originations measured by principal balance.

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

For our mortgage investment operations, subject to the limitations imposed by the REIT qualification tests, some or all of the following financial instruments are used for hedging financing cost interest rate risk: Eurodollar futures contracts; interest rate swaps; interest rate caps; collars and floors; and other instruments that may be determined to be advantageous and are permitted under the investment and risk management policy adopted by our board of directors.

For our mortgage banking operations, some or all of the following financial instruments are used for hedging the fair value of loans held for sale: forward sale loan commitments and forward sales and purchases of mortgage-backed securities and options on such securities in the forward delivery TBA market; Eurodollar futures contracts; and other instruments that may be determined to be advantageous and are permitted under the investment and risk management policy adopted by our board of directors.

For further information on our interest rate risk management, see Item 3 Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk Management of this quarterly report on Form 10-Q and Note 4 – Derivatives and Hedging Activities in the accompanying notes to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Revenues:
Gain on sale of mortgage loans	73.4%	63.7%	62.0%	58.4%
Brokerage revenues	8.9%	39.6%	8.9%	34.7%
Net interest income	17.4%	39.2%	24.5%	18.2%
Realized and unrealized gain (loss) on hedging instruments	—%	(43.6)%	4.3%	(11.6)%
Other	0.3%	1.1%	0.3%	0.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	46.4%	90.5%	43.6%	66.9%
Processing expenses	19.1%	31.7%	17.7%	19.9%
General and administrative expenses	7.3%	12.4%	8.4%	8.9%
Rent	3.2%	8.8%	3.2%	6.7%
Marketing, loan acquisition and business development	1.4%	4.0%	1.4%	3.7%
Professional fees	2.9%	3.5%	3.2%	2.2%
Depreciation and amortization	1.2%	3.0%	1.2%	2.3%
Total operating expenses	81.5%	153.9%	78.7%	110.6%
Income (loss) before income taxes	18.5%	(54.0)%	21.3%	(10.6)%
Income tax expense (benefit)	8.1%	(1.1)%	6.9%	1.4%
Net income (loss)	10.4%	(52.9)%	14.4%	(12.0)%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Net income

Consolidated net income increased from a loss of $12.0 million for the three months ended September 30, 2004 to a gain of $8.7 million for the three months ended September 30, 2005. The increase is primarily attributable to higher gain on sale of mortgage loans, higher net interest income, and higher operating efficiency evidenced by a decrease in expenses as a percentage of revenues. Total revenues increased approximately 271% to $84.0 million for the quarter ended September 30, 2005 from $22.6 million for the comparable period in 2004, while total expenses increased approximately 97% to $68.5 million from $34.8 million. Our loan brokerage volume and revenue decreased approximately 12% and

16% to $460.0 million and $7.5 million, respectively, in the third quarter of 2005 from $523.0 million and $9.0 million, respectively, in the third quarter of 2004. Gain on sale of mortgage loans increased approximately 328% to $61.6 millionin the third quarter of 2005 from $14.4 million in the comparable period in 2004. In addition, net interest income increased approximately 65% to $14.6 million in the third quarter of 2005 from $8.9 million in the comparable period in 2004. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended September 30,
	2005			2004 (2)
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$4,197,398	4.97%	$52,595	$318,789	5.44%	$4,316
Mortgage loans held for sale	3,003,055	4.98	37,699	750,985	5.93	11,078
Cash and cash equivalents	77,345	0.46	90	96,376	1.71	410
	7,277,798	4.93	90,384	1,166,150	5.45	15,804
Interest-bearing liabilities:
Collateralized debt obligations	3,648,052	4.14	38,056	—	—	—
Warehouse lines payable	3,275,739	4.24	35,025	879,895	2.99	6,541
Other debt	177,870	5.93	2,660	15,000	10.11	384
	7,101,661	4.23	75,741	894,895	3.11	6,925
Net interest-earning assets and spread	$176,137	.70%	$14,643	$271,255	2.34%	$8,879
Net interest margin (1)		.80%			3.05%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

(2)	There were no mortgage investment operations prior to August 4, 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or "REIT," began operations on August 4, 2004 following our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income increased approximately 215% to $8.2 million for the three months ended September 30, 2005 from $2.6 million for the three months ended September 30, 2004. The increase was due to higher average earning assets of $4.3 billion for the three months ended September 30, 2005 compared with average earning assets of $403,000 for the three months ended September 30, 2004. Net interest margin at the REIT declined to 0.76% for the three months ended September 30, 2005 from 2.58% for the three months ended September 30, 2004 due to continued flattening of the yield curve and the impact of increased loan basis amortization due to faster pre-payment speeds. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended September 30,
	2005			2004 (2)
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$4,197,398	4.76%	$50,328	$318,789	5.44%	$4,316
Cash and cash equivalents	97,889	1.27	312	84,658	1.71	360
	4,295,287	4.68	50,640	403,447	4.66	4,676
Interest-bearing liabilities:
Collateralized debt obligations	3,648,052	4.12	37,908	—	—	—
Warehouse lines payable	346,580	4.25	3,711	279,386	2.99	2,077
Repurchase agreements	85,546	3.82	824	—	—	_
	4,080,178	4.13	42,443	279,386	2.99	2,077
Net interest-earning assets and spread	$215,109	.55%	$8,197	$124,061	1.67%	$2,599
Net interest margin (1)		.76%			2.58%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

(2)	There were no mortgage investment operations prior to August 4, 2004.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 35% to $699,000 for the three months ended September 30, 2005 from $519,000 for the three months ended September 30, 2004. The increase was primarily due to an increase in the number of employees as the mortgage investment operations increased in scale.

Processing expenses.    Mortgage loan processing expenses increased approximately 551% to $1.4 million for the three months ended September 30, 2005 from $214,000 for the three months ended September 30, 2004. The increase was primarily due to higher subservicing costs and loan loss provision, driven by an increase in the average earning assets to $4.3 billion for the three months ended September 30, 2005 from $403.4 million for the comparable period in 2004.

General and administrative expenses.    General and administrative expenses increased approximately 489% to $1.0 million for the three months ended September 30, 2005 from $171,000 for the three months ended September 30, 2004. This increase was primarily due to higher insurance and hedge expenses, driven by an increase in the average earning assets to $4.3 billion for the three months ended September 30, 2005 from $403.4 million for the comparable period in 2004.

Professional fees.    Professional fees increased approximately 578% to $468,000 for the three months ended September 30, 2005 from $69,000 for the three months ended September 30, 2004. This increase was primarily due to higher legal and audit expenses, which audit expenses include costs associated with the Company's Sarbanes-Oxley Section 404 requirements.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 277% to $69.2 million for the three months ended September 30, 2005 from $18.3 million for the three months ended September 30, 2004. On a stand-alone basis, whole loan sales increased approximately 131% to $7.0 billion for the three months ended September 30, 2005 from $3.0 billion for the three months ended September 30, 2004. On a consolidated basis, mortgage whole loan sales to third parties increased approximately 188% to $6.0 billion, after the elimination of $977 million in intercompany loan sales, for the three months ended September 30, 2005 from $2.1 billion for the three months ended September 30, 2004.

Brokerage Revenue.    Brokerage revenue decreased approximately 16% to $7.5 million for the three months ended September 30, 2005 from $9.0 million for the three months ended September 30, 2004. The decrease was attributable to a 12% decrease in the volume of loans brokered to third parties due to our strategy to increase retail funded loan volume and reduce retail brokered loan volume, as well as a decrease in the margin on brokered volume.

Net interest income.    Net interest income decreased approximately 32% to $4.3 million for the three months ended September 30, 2005 from $6.3 million for the three months ended September 30, 2004. The decrease is primarily attributable to lower initial interest rates on pay option ARM loans during the period. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended September 30,
	2005			2004
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$3,003,055	4.98%	$37,699	$750,985	5.93%	$11,078
Cash and cash equivalents	9,462	3.60	86	11,718	1.71	50
	3,012,517	4.98	37,785	762,703	5.87	11,128
Interest-bearing liabilities:
Warehouse lines payable	2,929,159	4.24	31,314	600,509	2.99	4,464
Junior subordinated debentures and other debt	122,829	7.13	2,208	15,000	10.13	384
	3,051,988	4.36	33,522	615,509	3.17	4,848
Net interest-earning assets and spread	$(39,471)	.62%	$4,263	$147,194	2.70%	$6,280
Net interest margin (1)		0.56%			3.29%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 92% to $38.3 million for the three months ended September 30, 2005 from $20.0 million for the three months ended September 30, 2004. The increase was primarily due to an approximate 198% increase in the volume of funded loans to $9.25 billion in the three months ended September 30, 2005 from $3.1 billion in the three months ended September 30, 2004, as well as the addition of 17 branches between September 30, 2004 and September 30, 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 101% to $15.0 million for the three months ended September 30, 2005 from $7.4 million for the three months ended

September 30, 2004. The increase was primarily due to an approximate 198% increase in the volume of funded loans to $9.3 billion in the three months ended September 30, 2005 from $3.1 billion in the three months ended September 30, 2004, as well as a higher repurchase reserve due to increased subprime origination volume as a share of total origination volume.

General and administrative expenses.    General and administrative expenses increased approximately 93% to $5.1 million for the three months ended September 30, 2005 from $2.6 million for the three months ended September 30, 2004. This increase was primarily due to the increase in the volume of funded loans to $9.3 billion in the three months ended September 30, 2005 from $3.1 billion in the three months ended September 30, 2004, as well as an approximate 63% increase in the number of employees to 2,153 at September 30, 2005 from 1,323 at September 30, 2004.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 34% to $1.2 million for the three months ended September 30, 2005 from $902,000 for the three months ended September 30, 2004. The increase was primarily due to increased marketing expenses associated with the increase in the number of branches to 58 at the end of the third quarter of 2005 from 41 at the end of the third quarter of 2004.

Rent expense.    Rent expense increased approximately 36% to $2.7 million for the three months ended September 30, 2005 from $2.0 million for the three months ended September 30, 2004. This increase was primarily due to an increase in the number of branches to 58 at the end of the third quarter of 2005 from 41 at the end of the third quarter of 2004.

Professional fees.    Professional fees increased approximately 169% to $1.9 million for the three months ended September 30, 2005 from $723,000 for the three months ended September 30, 2004. This increase was primarily due to higher legal and audit expenses, which audit expenses include costs associated with the Company's Sarbanes Oxley Section 404 requirements.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased approximately 43% to $984,000 for the three months ended September 30, 2005 from $686,000 for the three months ended September 30, 2004. The increase was primarily due to increased capital expenditures related to 17 new branches opened between September 30, 2004 and September 30, 2005.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net income (loss)

Consolidated net income increased from a loss of $10.2 million for the nine months ended September 30, 2004 to a gain of $32.8 million for the nine months ended September 30, 2005. The increase is attributable to higher gain on sale of mortgage loans, higher net interest income, and gains on derivatives instruments used in our investment portfolio hedge program. Total revenues increased approximately 167% to $226.9 million for the nine months ended September 30, 2005 from $85.1 million for the comparable period in 2004, while total expenses increased approximately 90% to $178.5 million from $94.1 million. Our loan brokerage volume and revenue decreased approximately 20% and 32% to $1.3 billion and $20.2 million, respectively, in the first nine months of 2005 from $1.6 billion and $29.5 million, respectively, in the first nine months of 2004. Gain on sale of mortgage loans increased approximately 184% to $140.7 million in the first nine months of 2005 from $49.6 million in the comparable period in 2004 and we recorded a $9.7 million gain on derivatives used in our investment portfolio hedging program in the first nine months of 2005 compared with a $9.9 million loss on derivatives in the comparable period in 2004. The derivatives gains and losses were recorded primarily as a result of not applying SFAS No. 133 hedge accounting standards in both the first quarter of 2005 and for the year ended December 31, 2004, to certain hedging activities. In addition, net interest income increased approximately 259% to $55.6 million in the first nine months of 2005 from $15.5 million in the comparable period in 2004. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the nine months ended September 30,
	2005			2004 (2)
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$3,459,746	4.97%	$128,498	105,875	5.44%	$4,316
Mortgage loans held for sale	2,007,816	5.53	83,006	531,379	5.69	22,615
Cash and cash equivalents	64,229	1.11	532	39,368	1.63	481
	5,531,791	5.13	212,036	676,622	5.41	27,412
Interest-bearing liabilities:
Collateralized debt obligations	2,806,551	3.89	81,588	—	—	—
Warehouse lines payable	2,426,919	3.82	69,269	504,382	2.95	11,155
Other debt	147,126	5.11	5,625	10,000	10.13	771
	5,380,596	3.89	156,482	514,382	3.09	11,926
Net interest-earning assets and spread	$151,195	1.24%	$55,554	$162,240	2.32%	$15,486
Net interest margin (1)		1.34%			3.05%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

(2)	There were no mortgage investment operations prior to August 4, 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or "REIT," began operations on August 4, 2004 following our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income increased to $27.7 million for the nine months ended September 30, 2005 from $2.6 million for the nine months ended September 30, 2004. The increase was due to higher average earning assets of $3.5 billion for the nine months ended September 30, 2005 compared with average earning assets of $135,000 for the nine months ended September 30, 2004. Net interest margin at the REIT declined to 1.05% for the nine months ended September 30, 2005 from 2.56% for the nine months ended September 30, 2004 due to continued flattening of the yield curve and the impact of increased loan basis amortization due to faster pre-payment speeds. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the nine months ended September 30,
	2005			2004 (2)
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$3,459,746	4.79%	$123,953	105,875	5.44%	$4,316
Cash and cash equivalents	50,672	1.02	388	29,465	1.63	360
	3,510,418	4.74	124,341	135,340	4.62	4,676
Interest-bearing liabilities:
Collateralized debt obligations	2,806,551	3.89	81,347	—	—	—
Warehouse lines payable	467,417	3.78	13,210	94,047	2.95	2,077
Repurchase agreements	88,600	3.22	2,130	—	—	—
	3,362,568	3.84	96,687	94,047	2.95	2,077
Net interest-earning assets and spread	$147,850	.90%	$27,654	$41,293	1.67%	$2,599
Net interest margin (1)		1.05%			2.56%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

(2)	There were no mortgage investment operations prior to August 4, 2004.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 344% to $2.3 million for the nine months ended September 30, 2005 from $519,000 for the nine months ended September 30, 2004. The increase was primarily due to an increase in the number of employees as the mortgage investment operations increased in scale.

Processing expenses.    Mortgage loan processing expenses increased to $3.7 million for the nine months ended September 30, 2005, from $214,000 for the nine months ended September 30, 2004. The increase was primarily due to higher subservicing costs and loan loss provision, driven by an increase in the average earning assets to $3.5 billion for the nine months ended September 30, 2005 from $135.3 million for the comparable period in 2004.

General and administrative expenses.    General and administrative expenses increased to $2.8 million for the nine months ended September 30, 2005 from $171,000 for the nine months ended September 30, 2004. This increase was primarily due to higher insurance and hedge expenses, driven by an increase in the average earning assets to $3.5 billion for the nine months ended September 30, 2005 from $135.3 million for the comparable period in 2004.

Professional fees.    Professional fees increased to $1.6 million for the nine months ended September 30, 2005 from $69,000 for the nine months ended September 30, 2004. This increase was primarily due to higher legal and audit expenses, which audit expenses include costs associated with the Company's Sarbanes-Oxley Section 404 requirements.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 202% to $161.6 million for the nine months ended September 30, 2005 from $53.6 million for the nine months ended September 30, 2004. On a stand-alone basis, whole loan sales increased approximately 135.5% to $15.7 billion for the nine months ended September 30, 2005 from $6.7 billion for the nine months ended September 30, 2004. On a consolidated basis, mortgage whole loan sales to third parties increased approximately 127% to $13.0 billion, after the elimination of $2.7 billion in intercompany loan sales, for the nine months ended September 30, 2005 from $5.7 billion for the nine months ended September 30, 2004.

Brokerage Revenue.    Brokerage revenue decreased approximately 32% to $20.2 million for the nine months ended September 30, 2005 from $29.5 million for the nine months ended September 30, 2004. The decrease was primarily attributable to an approximate 20% decrease in the volume of loans brokered to third parties due to our strategy to increase retail funded loan volume and reduce retail brokered loan volume, as well as a decrease in the margin on brokered volume.

Net interest income.    Net interest income increased approximately 83% to $23.5 million for the nine months ended September 30, 2005 from $12.9 million for the nine months ended September 30, 2004. The increase is primarily attributable to a higher average balance of loans held for sale due to a higher volume of originations. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the nine months ended September 30,
	2005			2004
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$2,007,816	5.53%	$83,006	$531,379	5.69%	$22,615
Cash and cash equivalents	23,587	2.56	452	9,903	1.63	121
	2,031,403	5.49	83,458	541,282	5.61	22,736
Interest-bearing liabilities:
Warehouse lines payable	1,959,502	3.83	56,059	410,335	2.95	9,078
Junior subordinated debentures and other debt	68,806	7.51	3,866	10,000	10.13	771
	2,028,308	3.95	59,925	420,335	3.13	9,849
Net interest-earning assets and spread	$3,095	1.54%	$23,533	$120,947	2.48%	$12,887
Net interest margin (1)		1.55%			3.17%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 72% to $96.7 million for the nine months ended September 30, 2005 from $56.4 million for the nine months ended September 30, 2004. The increase was primarily due to an approximate 131% increase in the volume of funded loans to $20.0 billion in the nine months ended September 30, 2005 from $8.7 billion in the nine months ended September 30, 2004, as well as the addition of 17 branches between September 30, 2004 and September 30, 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 120% to $38.0 million for the nine months ended September 30, 2005, from $17.2 million for the nine months ended

September 30, 2004. The increase was primarily due to an approximate 131% increase in the volume of funded loans to $20.0 billion in the nine months ended September 30, 2005 from $8.7 billion in the nine months ended September 30, 2004 and a higher repurchase reserve due to increased subprime origination volume as a share of total origination volume.

General and administrative expenses.    General and administrative expenses increased approximately 120% to $16.3 million for the nine months ended September 30, 2005 from $7.4 million for the nine months ended September 30, 2004. This increase was primarily due to the increase in the volume of funded loans to $20.0 billion for the nine months ended September 30, 2005 from $8.7 billion for the nine months ended September 30, 2004, as well as an increase in the number of branches to 58 during the first nine months of 2005 from 41 in the comparable period in 2004. In addition, the results include the impact of special legal charges and reserves in the amount of approximately $2.9 million associated with the Company's SFAS No. 133 review and restatement and other legal matters.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses remained at the level of $3.1 million for the nine months ended September 30, 2005, which is the same level of expense incurred in the nine months ended September 30, 2004.

Rent expense.    Rent expense increased approximately 28% to $7.3 million for the nine months ended September 30, 2005 from $5.7 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in the number of branches to 58 at the end of the first nine months of 2005 from 41 at the end of the first nine months of 2004.

Professional fees.    Professional fees increased approximately 218% to $5.7 million for the nine months ended September 30, 2005 from $1.8 million for the nine months ended September 30, 2004. This increase was primarily due to legal and audit expenses related to the Company's restatement of its financials in connection with its SFAS No.133 review, costs associated with the Company's Sarbanes-Oxley Section 404 requirements, as well as other legal and recruiting expenses.

Depreciation and amortization expenses.     Depreciation and amortization expenses increased approximately 34% to $2.6 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. The increase was primarily due to increased capital expenditures related to 17 new branches opened between September 30, 2004 and September 30, 2005.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

FINANCIAL CONDITION

Prior to our reorganization as a REIT, our assets consisted primarily of mortgage loans held for sale. At September 30, 2005 and December 31, 2004, our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale, representing 57% and 40%, respectively, of total assets at September 30, 2005, and 73% and 22%, respectively, of total assets at December 31, 2004.

Total assets increased $4.69 billion from December 31, 2004 to September 30, 2005. The increase primarily reflects an increase in Portfolio ARM Loans in the amount of $2.07 billion and an increase in mortgage loans held for sale in the amount of $2.51 billion. Portfolio ARM Loans consists of $4.08 billion and $1.43 billion of ARM loans that collateralize debt obligations, and $588.3 million and $1.17 billion of ARM loans held for securitization at September 30, 2005 and December 31, 2004, respectively. The growth of ARM loans that collateralize debt obligations was primarily funded by an increase in securitizations of $2.57 billion and $1.33 billion and the growth in ARM loans held for securitization and mortgages held for sale was primarily funded by an increase in warehouse lines payable of $1.80 billion and $1.57 billion at September 30, 2005 and December 31, 2004, respectively.

The following table presents various characteristics of our Portfolio ARM Loans as of September 30, 2005. The aggregate unpaid principal balance of the loans included in this table is approximately $4.6 billion.

	Average	High	Low
Original loan balance	$285,414	$1,500,000	$26,500
Coupon rate on loans	5.48%	7.25%	3.50%
% Gross margin	2.33%	3.00%	1.75%
Lifetime cap	5.81%	13.25%	2.00%
Original term (months)	360	360	360
Remaining term (months)	353	360	339
Geographic distribution (top 5 states):
California			56.0%
Arizona			7.7
Washington			6.5
Florida			4.7
Illinois			3.3
Other			21.8
Occupancy status:
Owner occupied			88.9%
Investor			8.6
Second home			2.5
Documentation type:
Full/Alternative			44.4%
Other			55.6
Loan purpose:
Purchase			56.7%
Cash-out refinance			27.1
Rate & term refinance			16.2
Original loan-to-value:
80.01% and over			2.1%
70.01%-80.00%			71.8
60.01%-70.00%			15.9
50.01%-60.00%			5.8
50.00% or less			4.4

Weighted average original loan-to-value			74.1%
Property type:
Single family			60.9%
PUD			23.2
Condominium			11.4
Other residential			4.5
ARM loan type:
3-year hybrid			26.0%
5-year hybrid			73.3
Other			0.7
ARM interest rate caps:
Initial cap:
Under 3.00			6.7%
3.01-4.00			0.0
4.01-5.00			21.0
5.01-6.00			72.3
Periodic cap:
None			0.5%
Under 1.00%			0.2
Over 1.00%			99.3
Percent of interest-only loan balances			82.3%
Weighted average FICO (1) score:			734

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. In accordance with recent SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been described below. Additional information regarding our accounting policies is contained in Note 1 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We determine the effectiveness of our interest rate risk management activities using standard statistical measures. If we are unable to qualify certain of our interest rate risk management activities for hedge accounting, then the gain or loss on the associated derivative financial instruments would be reflected in current period earnings. See Note 4 of our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further information pertaining to our accounting for derivatives and hedging activities.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the change in the fair value of the hedged asset or liability, are recorded in earnings. Our fair value hedges are used primarily for mortgage loans held for sale.

Gains and losses on a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in OCI to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Our cash flow hedges are used primarily to hedge the financing cost for forecasted or recognized mortgage-backed collateralized debt obligations.

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

Interest Income on Portfolio ARM Loans

Interest income is accrued based on the outstanding principal amount and contractual terms of our loans. Direct loan origination fees and costs are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method. Estimating prepayments and estimating the remaining lives of the loans requires management judgment, which involves consideration of possible future interest rate environments. The actual lives could be more or less than the amount estimated by management. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management in this quarterly report on Form 10-Q for further details.

Loan Loss Reserves

MortgageIT's historical operations had an insignificant amount of loan losses due to default or non-performance on the loans primarily because mortgage loans were sold soon after being originated. Because we now hold loans for investment, we record an allowance for loan losses reflecting our estimate of future loan default losses. Our Portfolio ARM Loans are collectively evaluated for impairment, as the loans are homogeneous in nature. The allowance is based upon management's assessment of the various risk factors affecting our investment loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing loss provisions charged to operating income and is reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimates required and the potential for imprecision. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

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

Liquidity from Mortgage Investment Operations

The principal sources of liquidity from our mortgage investment operations are the issuance of mortgage-backed securities, repurchase agreements, and principal payments and net interest earned from our Portfolio ARM Loans. The net interest income earned from our Portfolio ARM Loans is the primary source of income and liquidity for the payment of dividends to our stockholders. We believe that our liquidity level is in excess of that necessary to pay dividends to our stockholders and to satisfy our operating requirements.

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

Through September 30, 2005, we completed six securitization transactions in which we securitized ARM loans into a series of pro rata pay, floating-rate securities. The securitization process benefits us by enabling us to issue permanent financing that is not subject to rollover risk or margin calls, and by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market.

In these transactions, we issued AAA and AA-rated floating-rate pass-through certificates totaling $4.36 billion and A+/BBB+ subordinated floating rate securities totaling $51.1 million to third party investors, and retained $109.9 million of subordinated certificates, which provide credit support to the higher-rated certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these mortgage-backed securities we incurred securitization costs of $12.9 million, including investment banking fees, legal fees and other related costs. The securitization costs are amortized over the expected life of the mortgage-backed securities.

As of September 30, 2005 and December 31, 2004, outstanding mortgage-backed securities were collateralized by ARM loans with a remaining principal balance of approximately $4.0 billion and $1.4 billion, respectively. These mortgage-backed securities mature between 2033 and 2035 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20% of its original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately four years.

In October 2005, we completed our seventh securitization in which we issued AAA and AA-rated floating-rate pass-through certificates totaling $882.5 million and A+ subordinated floating rate securities totaling $4.0 million to third party investors, and retained $2.3 million of subordinated certificates, which provide credit support to the higher-rated certificates.

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

Under these agreements, we sell some or all of the retained interest in our mortgage-backed securities to a counterparty and we agree to repurchase those assets at a future date. At maturity, we purchase the assets back from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of September 30, 2005 and December 31, 2004, we had $75.9 million and $67.7 million of repurchase agreements outstanding, respectively.

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

Liquidity from Mortgage Banking Operations

The principal sources of liquidity from our mortgage banking operations, are our warehouse facilities and our principal use of liquidity is the origination of new mortgage loans.

To originate a mortgage loan, MortgageIT utilizes its short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets, including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. As of September 30, 2005, the aggregate warehouse facilities aggregated $5.15 billion and the maximum amount available for additional borrowings under these facilities was approximately $460.9 million.

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

During the nine months ended September 30, 2005, the Company negotiated two new credit facilities and in October 2005, the Company negotiated an additional new warehouse facility, bringing the total number of facilities it may draw upon to six.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit, was approximately 3.8% and 2.6% for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintains specified leverage ratios and net worth amounts. As of September 30, 2005, the Company was in compliance with the covenants contained in all of its warehouse facilities. When the Company has violated covenants contained in its warehouse facilities in the past, it has obtained waivers with respect to those violations from its lenders. No assurance can be made that the Company's lenders will waive future covenant violations, if they occur. The warehouse facilities also contain covenants limiting the Company's ability to:

•	consolidate, merge or enter into similar transactions;

•	transfer or sell assets;

•	create liens on the collateral; or

•	change the nature of its business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

These limits may in turn restrict the Company's ability to pay cash or stock dividends on its common stock. In addition, under the warehouse facilities, the Company cannot continue to finance a mortgage loan that it holds through the warehouse facility if:

•	the loan is rejected as "unsatisfactory for purchase" by the ultimate investor and has exceeded its permissible warehouse period, which varies by facility;

•	the Company fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

•	the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).

In addition to the warehouse facilities, MortgageIT has entered into a mortgage loan purchase agreement with UBS, which the Company refers to as a conduit facility. Under this agreement, UBS purchases a loan from MortgageIT, which enables MortgageIT to record the sale and recognize the gain on sale. Upon sale, MortgageIT removes both the loans and the corresponding warehouse liability from its balance sheet. A third party subsequently purchases the loan directly from UBS. MortgageIT facilitates the final settlement of the loan sale between UBS and the third party, and receives a performance fee for services provided to UBS. MortgageIT classifies the performance fee as brokerage revenue. The capacity available under the conduit facility is included in the $2.0 billion warehouse facility. The overall facility capacity at any given time is reduced by the outstanding balance on the warehouse facility plus the outstanding balance of the conduit facility. The conduit facility is not a committed facility and may be terminated at the discretion of UBS.

In addition to the warehouse facilities and the UBS conduit facility, MortgageIT issued $77.3 million of junior subordinated debentures (the         Debentures") in two separate private placements. The Debentures were issued to a trust subsidiary of MortgageIT in order to fund the trust's obligations with respect to an aggregate of $75 million of trust preferred securities which were issued by such trust subsidiary. The Debentures are floating rate securities and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $2.5 million. These costs are being amortized over the expected life of the securities.

Finally, MortgageIT entered into a note purchase agreement in March 2004, whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured notes (the "Notes") to an investor. The proceeds from the sale of the Notes provide working capital for MortgageIT. Under the related note purchase agreement, as amended, the Notes bore interest at (i) a rate of 10% per annum through September 30, 2004, (ii) a rate of 7.5% per annum from October 1, 2004 through March 31, 2005, (iii) a rate of 10% per annum from April 1, 2005 to August 23, 2005 and (iv) a rate of 5.5% per annum from August 24, 2005 to maturity. Interest on the Notes is payable quarterly in arrears.The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. As of September 30, 2005, MortgageIT was in compliance with all of the restrictions and covenants contained in the note purchase agreement. When MortgageIT has violated covenants contained in the note purchase agreement in the past, it has obtained waivers with respect to those violations from the Notes' investor. No assurance can be made that the investor will waive future covenant violations, if they occur.

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

Cash and Cash Equivalents

The Company's cash and cash equivalents decreased to $59.0 million at September 30, 2005 from $70.2 million at December 31, 2004. The Company's primary sources of cash and cash equivalents during the nine months ended September 30, 2005 were as follows:

•	a $2.6 billion increase in collateralized debt obligations;

•	a $1.8 billion increase in warehouse lines payable;

•	a $150.1 million increase in net proceeds from the sale of common stock; and

•	a $72.6 million increase in net proceeds from the issuance of junior subordinated debentures.

The Company's primary uses of cash and cash equivalents during the nine months ended September 30, 2005 were as follows:

•	a $2.1 billion increase in Portfolio ARM Loans and mortgage loans held for sale;

•	a $2.5 billion increase in mortgage loans held for sale; and

•	a $27.2 million distribution and dividend payments.

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

On September 21, 2005, we declared a distribution on our common stock of $0.48 per share. The distribution was made in October 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $13.6 million exceeded the minimum taxable income distribution requirements for the quarter.

We are required to make annual distributions of our income to our stockholders in order to maintain our REIT status and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to avoid corporate income tax and the nondeductible excise tax. Further, certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could, for example, include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to: (1) sell assets under adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at September 30, 2005

	Payments due by Period
	(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations (1)	$3,899,237	$1,131,041	$2,032,548	$735,648	$—
Warehouse lines payable	3,673,365	3,673,365	—	—	—
Repurchase agreements	75,897	75,897	—	—	—
Junior subordinated debentures	77,324	—	—	—	77,324
Operating leases (2)	35,782	9,156	15,781	9,944	901
Notes payable	15,000	—	15,000	—	—

(1)	Payments on our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for pre-payments. This estimate will differ from actual pre-payment amounts.

(2)	Net of sublease.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes, are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at September 30, 2005 and December 31, 2004:

	September 30, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,237,337	$3,284,445	$3,287,839
Forward delivery commitments	1,851,527	9,284	9,284
Mortgage loans held for sale, net		3,293,729	3,297,123
ARM loans held for securitization, net	585,248	588,252	587,552
ARM loans collateralizing debt obligations, net	4,045,873	4,083,127	4,040,712
Hedging instruments	11,565,122	48,644	48,644
Liabilities:
Warehouse lines payable	$3,673,365	$3,673,365	$3,673,365
Collateralized debt obligations	3,899,237	3,899,237	3,899,237
Repurchase agreements	75,897	75,897	75,897
Junior subordinated debentures	77,324	77,324	77,324
Hedging instruments	1,671,454	4,340	4,340

	December 31, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$774,194	$784,592	$787,234
ARM loans held for securitization, net	1,157,188	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,418,323	1,432,692	1,434,534
Hedging instruments	6,428,399	19,526	19,526
Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385	$1,869,385
Collateralized debt obligations	1,331,986	1,331,986	1,331,986
Repurchase agreements	67,674	67,674	67,674
Hedging instruments	1,039,790	1,145	1,145

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

Mortgage Investment Operations

Our investment risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities, and the effect that interest rates may have on our cash flows, especially Portfolio ARM Loan prepayments. Interest rate risk may affect our interest income, interest expense and the market value of our interest rate risk-sensitive assets and liabilities. Our policies to manage interest rate risk aim to produce earnings stability and preserve capital by minimizing the negative effects of changing market interest rates and the impact of prepayment risk.

We are subject to interest rate exposure with respect to our financing costs relating to our Portfolio ARM Loans. Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM Loans, rising short-term interest rates may temporarily negatively affect our earnings and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and is affected by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM Loans because the weighted average next repricing dates of the borrowings are likely to be shorter time periods than those of the ARM Loans. Second, interest rates on ARM Loans may be capped per adjustment period (commonly referred to as the periodic cap), and our borrowings may not have similar limitations. Third, changes in interest rates on ARM Loans typically lag behind changes in applicable interest rate indices due to the required notice period provided to ARM Loan borrowers when the interest rates on their loans are scheduled to change.

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

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	September 30, 2005
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Assets:
Index:
Six-month LIBOR	$32,085	0.7%
One-year constant maturity treasury	2,384	0.1%
	34,469	0.8%
Hybrid ARM Assets:
Index:
3 years or less	1,202,772	25.9%
Over 3 years to 5 years	3,393,880	73.3%
	4,596,652	99.2%
	$4,631,121	100.0%

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

To mitigate the effect of interest rate fluctuations on our net interest income, including the effect of prepayment rates, we hedge the financing costs of our issued mortgage-backed securities with interest rate swap agreements, Eurodollar futures contracts and interest rate cap agreements (collectively, "Hybrid Hedging Instruments") in order to better match the repricing durations of our Portfolio ARM Loans and our issued mortgage-backed securities.

We may also use other instruments that may be determined to be advantageous and are permitted under the hedging policy adopted by our board of directors.

We use Eurodollar futures contracts to hedge for forecasted and recognized LIBOR-based borrowings. Eurodollar futures contracts have the effect of fixing the interest rate on LIBOR-based liabilities in the event that LIBOR-based funding costs change.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point ("bp") incremental instantaneous parallel shifts in the LIBOR yield curve as of September 30, 2005 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of September 30, 2005

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$60,042	$33,998	$(40,003)	$(83,016)
Hedged liabilities	(49,121)	(28,500)	36,900	80,739
Net change in market value of portfolio equity	$10,921	$5,498	$(3,103)	$(2,277)
Percentage change in market value of portfolio equity	4.49%	2.26%	(1.28)%	(0.94)%

The use of Hybrid Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid Hedging Instruments on the market value of the investment portfolio are reflected in the model's output. This analysis also takes into consideration the value of options embedded in our mortgage assets, including constraints on the repricing of the interest rate of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive, such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The sensitivity of equity calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes, will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

The table below presents the duration of our assets and liabilities as of September 30, 2005, under the then prevailing yield curve, as well as with instantaneous parallel 50 bps shifts in the curve. Positive portfolio duration indicates that the market value of the investment portfolio, net of borrowings and hedges, will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect the market value of portfolio equity.

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.11	1.30	1.53	1.74	1.87
Duration of Borrowings and Hedges	0.90	1.17	1.50	1.83	2.08
Net Portfolio Duration	0.21	0.13	0.03	(0.09)	(0.21)

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

MortgageIT also hedges the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, MortgageIT's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected decline in value of its mortgage loans. Similar to IRLCs, MortgageIT's strategy is to use forward sale loan commitments and TBAs to hedge its mortgage loans held for sale. The notional amount of the derivative contracts, along with the underlying rate and terms of such contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the derivative contracts effectively fix the forward sales price and, thereby, substantially mitigate interest rate and price risk to MortgageIT.

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

Finally, the mortgage banking industry is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons, and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that it is able to record, process, summarize and report the information the Company is required to disclose in the filings it submits to the SEC within the time periods required.

(b) Internal control over financial reporting

There has been no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT, and IPI Skyscraper Mortgage, which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The case was filed as a putative class action; a motion for certification of a class under New York law and for collective action under federal law was filed on March 11, 2005. We opposed the motion, which remains pending, and we are vigorously asserting our defenses in this action.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits filed with this quarterly report on Form 10-Q:

No.	Description

10.1	First Amended and Restated Note Purchase Agreement dated as of August 23, 2005, by and among Mortgage IT, Inc. and each of the Purchasers listed therein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.

By:	/s/ DOUG W. NAIDUS
	Name:	Doug W. Naidus
	Title:	Chairman and Chief Executive Officer
	Date:	November 9, 2005

By:	/s/ GLENN J. MOURIDY
	Name:	Glenn J. Mouridy
	Title:	President and Chief Financial Officer
	Date:	November 9, 2005