Form 10-K
period 2005-12-31
MortgageIT Holdings, Inc.
filed 2006-03-15
CIK 1284151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes     No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer                       Accelerated filer                      Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of June 30, 2005 was $450,796,809.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 28,799,140 SHARES OUTSTANDING AS OF March 2, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's annual meeting of stockholders, to be held on June 13, 2006, is incorporated by reference in Part III to the extent described therein.

MORTGAGEIT HOLDINGS, INC.
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FINANCIAL STATEMENTS	F-1
SIGNATURES
EXHIBIT INDEX

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain ‘‘forward-looking statements,’’ which are based on management's current expectations. Such forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including, among other things, the Company's ability to fund a fully-leveraged, self-originated loan portfolio, its anticipated loan funding volume and the Company's ability to pay dividends. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that relate to future, not past events and are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on the current economic environment and management's current expectations and beliefs, and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements are inherently subject to significant economic, competitive, and other contingencies that are beyond the control of management. The Company can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, MortgageIT's continued ability to originate new loans, including loans that we deem suitable for our securitization portfolio; changes in the capital markets, including changes in interest rates and/or credit spreads; and the risk factors or other uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including the Risk Factors section included in this annual report on Form 10-K.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake, and specifically disclaim, any obligation to update or revise any of the forward-looking statements after the date of this annual report on Form 10-K, to conform these forward-looking statements to actual results or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Unless the context suggests otherwise, the terms ‘‘Company,’’ ‘‘Holdings,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to MortgageIT Holdings, Inc., a Maryland corporation incorporated in March 2004, and its subsidiaries. ‘‘MortgageIT’’ or ‘‘TRS’’ refers to our wholly owned subsidiary, MortgageIT, Inc., a New York corporation.

GENERAL

Formed in March 2004, Holdings is organized and conducts its operations to qualify as a real estate investment trust (‘‘REIT’’) for federal income tax purposes, and is focused on earning net interest income from mortgage loans originated by MortgageIT, its taxable REIT subsidiary. MortgageIT was incorporated in New York in February 1999, and began marketing mortgage loan services in May 1999. MortgageIT is a full-service residential mortgage banking company that is licensed to originate mortgage loans throughout the United States. MortgageIT originates single-family mortgage loans of all types, with a particular focus on prime ARM and fixed-rate, first lien residential mortgage loans. Prior to August 4, 2004, MortgageIT sold all of the loans it originated through both its retail and wholesale operations to third party investors. Home Closer LLC (‘‘Home Closer’’), a subsidiary of MortgageIT, Inc., provides settlement, title and related services. IPI Skyscraper Mortgage Corporation, which provides retail mortgage lending operations, was a wholly owned subsidiary of MortgageIT until it was merged with and into MortgageIT effective December 31, 2004.

The Company's business strategy is to self-originate prime ARM loans that are used to collateralize debt obligations, and generate earnings by holding these loans or investment securities in our portfolio and receiving the spread between the yield on our assets and the cost of borrowings. In the majority of cases, the ARM loans originated by the TRS are held in our investment portfolio. In some cases, the TRS sells loans that collateralize mortgage-backed securities (‘‘MBS’’) issued through a real estate mortgage investment conduit (‘‘REMIC’’). Mortgage-backed securities are debt obligations that represent claims to the cash flows from pools of mortgage loans. A REMIC is an entity through which an issuer can sell multiple-class securities to investors. The entity invests in a pool of mortgages, and sells interests in those mortgages through securities with one or more senior classes as well as subordinated classes that assume the credit risk of defaults and delinquencies.

A REMIC securitization may be structured to qualify as either a sale or a financing for accounting purposes. The REMIC securitization, executed by the TRS in November 2005, is structured to qualify as a sale and, as such, the loans are removed from our balance sheet, but the Company retains excess interest, prepayment penalty and subordinated securities for its investment portfolio. The TRS generates gain on sale revenue through the sale of loans to the REMIC, and may also retain mortgage servicing rights (‘‘MSR’’) on the underlying loans, thereby generating a stream of revenue over the life of the loans. The securities purchased by the Company for its investment portfolio are funded with a combination of repurchase line financing and equity capital.

Our investment strategy is designed to mitigate credit risk and interest rate risk. Our mortgage loan investment portfolio consists primarily of prime ARM Loans that collateralize multi-class pass-through securities that we issue in securitization transactions, and prime ARM Loans that we intend to securitize.

The loans that we retain in portfolio are serviced through a subservicing arrangement. Generally, we expect to continue to sell the fixed rate loans originated by MortgageIT to third parties as well as any ARM or hybrid ARM loans that we do not retain in portfolio.

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of traditional ARM and hybrid ARM loans, the majority of which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of December 31, 2005, we had transferred to our investment portfolio approximately $5.6 billion of residential traditional ARM and hybrid ARM loans originated by MortgageIT, as well as $24.3 million of investment securities collateralized by self-originated ARM loans.

In June 2005, the Company conducted a secondary public offering of its common stock and sold 7,289,428 shares at a price to the public of $18.25 per share. In July 2005, the underwriters of the secondary public offering exercised, in full, their option to purchase an additional 1,422,646 shares of common stock from the Company at the public offering price of $18.25 to cover over-allotments. Net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses, were approximately $150 million. In addition, certain stockholders sold 2,194,878 shares in the secondary public offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

In April and May 2005, the Company issued, in two private placements, an aggregate of $75 million of trust preferred securities (‘‘TPS’’) through trust subsidiaries and sold them to collateralized debt obligation pool vehicles under Rule 144A of the Securities Act of 1933. The floating-rate TPS bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and will mature in 2035. They are redeemable at par after five years and, in certain limited circumstances, at a premium to par in less than five years. Proceeds from the TPS sale were used to grow the Company’s self-originated loan portfolio as well as to support the continued expansion of the Company’s taxable REIT subsidiary.

In October 2005, the Company announced a program to repurchase up to $30 million of its outstanding common stock, depending upon management’s discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. During the fourth quarter of 2005, the Company repurchased approximately $1.2 million of stock. The Company does not anticipate actively repurchasing its common stock during the first quarter of 2006.

Also, in October 2005, Holdings established a captive mortgage reinsurance company, which generates earnings from mortgage insurance premiums paid on a portion of the loans originated by MortgageIT. Approximately 5.5% of the loans originated by MortgageIT during the twelve months ended December 31, 2005 required mortgage insurance.

In December 2005, the TRS declared a $10 million dividend to Holdings, substantially all of which was included in the 2005 dividend payments paid to shareholders of the Company.

During the fourth quarter of 2005, gain on sale margins for sub-prime loans narrowed significantly industry-wide. In response to these adverse industry conditions, the Company reduced its presence in the sub-prime origination market by decreasing the number of its sub-prime branches from six to three and implementing related work force reductions. As of December 31, 2005, this division had reduced its number of employees from 476 to 412. This division generated 10.7% of MortgageIT's total originations in the fourth quarter of 2005. All of the sub-prime loan production is sold to third party investors and we do not hold sub-prime loans in our investment portfolio.

During the first quarter of 2006, the Company continued to reduce its sub-prime staff and operations. The Company expects future sub-prime loan volume not to be a material component of its total originations as the Company will have substantially exited the wholesale sub-prime business by the end of the first quarter of 2006.

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

Financial information regarding the Company's business segments can be found in Note 13 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Mortgage Investment Operations

Our mortgage investment operations involve the acquisition and retention, in a leveraged portfolio, of traditional ARM loans, hybrid ARM loans and mortgage-backed securities (collectively, ‘‘Portfolio Assets’’). Traditional ARM loans are mortgage loans that have interest rates that reprice in one year or less (‘‘Traditional ARMs’’ or ‘‘Traditional ARM loans’’), and hybrid ARM loans are mortgage loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity (‘‘Hybrid ARMs’’ or ‘‘Hybrid ARM loans’’, and together with the Traditional ARM loans, ‘‘Portfolio ARM Loans’’).

All of the Portfolio ARM Loans we acquire are originated by our mortgage banking operations and must meet the underwriting criteria and guidelines set forth in our investment and risk management policy. For purposes of maintaining liquidity for borrowings or as collateral, we may also invest in U.S. Treasury securities or debentures and discount notes guaranteed by either of two government-sponsored corporations, Federal National Mortgage Association (‘‘FNMA’’ or ‘‘Fannie Mae’’) and Federal Home Loan Mortgage Corporation (‘‘FHLMC’’ or ‘‘Freddie Mac’’).

The funding of our mortgage loan portfolio primarily consists of borrowings from our warehouse lines of credit for loans awaiting securitization, the issuance of collateralized debt obligations (‘‘CDOs’’) and repurchase agreements. We originate ARM loans for our investment portfolio and either securitize them from the TRS with subsequent purchase of a portion of the securities by Holdings, or transfer the loans to Holdings with the intention of securitizing them by transferring them to independent trusts. In order to facilitate the securitization of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement to the higher rated certificates. Upon securitization, we finance the loans through the issuance of CDOs in the capital markets and occasionally retain certain subordinate certificates. We service Portfolio ARM Loans through a subservicer.

When a securitization is accomplished through Holdings, we do not account for CDOs placed with third party investors as sales and, therefore, do not record any gain or loss in connection with securitization transactions. The securitizations are accounted for as long-term collateralized financings. Consequently, the Portfolio ARM Loans transferred to the independent trust are shown as assets on our balance sheet. On our balance sheet, our Portfolio ARM Loans consist of ARM loans collateralizing debt obligations and ARM loans held for securitization. We, therefore, generate revenue in our mortgage investment operations from the spread between the interest income on our Portfolio ARM Loans and our cost of borrowings (i.e., the interest expense on our CDOs, warehouse lines of credit, and repurchase agreements).

The loan securitization process benefits us by creating highly liquid securitized assets that can be readily financed in the capital markets.

When a securitization is accomplished through the TRS and the securitization is structured to qualify as a sale, we account for MBS placed with third party investors as sales and consequently record a gain or loss in connection with the securitization transaction. The TRS may also retain the MSR associated with the securitized loans. The securities purchased by Holdings are shown as assets on our balance sheet. These securities are classified as available for sale and, therefore, are carried at fair value on the balance sheet.

Portfolio Strategy

It is our general policy to originate 100% of the ARM Loans we hold in our investment portfolio. However, we retain the right to purchase mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac or the Government National Mortgage Association (‘‘GNMA’’ or ‘‘Ginnie Mae’’).

We select loans for inclusion in our investment portfolio based on a variety of credit risk factors. Our Corporate Risk Committee has established specific loan investment guidelines, including minimum FICO scores, maximum loan-to-value ratios, maximum loan size and other applicable credit quality criteria.

According to our investment guidelines, we invest at least 85% of assets in high quality ARMs and Hybrid ARMs, and short-term investments, including:

•	Traditional ARM and Hybrid ARM mortgage loans that have been deposited into trusts that issue MBS collateralized by the transferred loans;

•	FNMA and FHLMC mortgage securities;

•	ARM securities rated within one of the two highest rating categories by at least one of the nationally recognized statistical ratings agencies (Moody's Investors Service (‘‘Moody's’’); Standard & Poor's, a division of The McGraw-Hill Companies, Inc. (‘‘S&P’’); or Fitch Ratings (‘‘Fitch’’));

•	securities and loans that are unrated but that we determine to be of comparable quality to comparable high-quality rated mortgage securities; and

•	cash and cash equivalents, including short-term investments in U.S. Treasury and agency non-mortgage securities.

The portfolio also may retain certain classes of our MBS that are below investment grade (below BBB). Interests in non-investment grade assets will comprise no more than 25% of stockholders' equity on an historical cost basis.

At December 31, 2005, our investment operations held total assets of $4.9 billion, of which $4.7 billion consisted of securitized loans, loans awaiting securitization and securities available for sale. That compares to $2.4 billion in total assets at December 31, 2004, of which $2.3 billion consisted of securitized loans and loans awaiting securitization.

Mortgage Banking Operations

Our mortgage banking operations are conducted through MortgageIT and its subsidiaries. The TRS is a full-service residential mortgage banking company that is licensed to originate loans throughout the United States.

The TRS generates revenue through the origination, sale and brokering of mortgage loans sourced through its loan production channels. This revenue primarily consists of gain on sale of mortgage loans, loan brokerage revenues and net interest income. Gain on sale of mortgage loans is typically generated from the sale of mortgage loans to investors, on a servicing released basis, generally within 30 to 60 days of funding. Accordingly, we do not generally capitalize the value of MSR. Gain is recognized based on the difference between the net sales proceeds and the carrying value of the mortgage loans sold and is recognized in earnings at the time of sale. The carrying value of the mortgage loans sold includes direct loan-related origination costs and fees. When the TRS securitizes loans through a REMIC transaction, structured to qualify as a sale, it generates gain on sale revenue when the loans are sold to the REMIC, and it also may capitalize the value of MSR and amortize it in proportion to, and over the period of, estimated net servicing income (the excess of servicing revenues over servicing costs). Brokerage revenue consists of fees and commissions earned by brokering mortgage loans ultimately funded by third party lenders. Interest on mortgage loans held for sale accrues on loans from the date of funding through the date of sale.

The first REMIC securitization completed by the TRS in November 2005 was collateralized by pay option ARM loans (‘‘POAs’’). POAs are mortgage loans that carry a low introductory or ‘‘teaser’’ rate for the first 30-60 days and, thereafter, reprice monthly on the basis of an index, such as the 12-month Treasury Average. POAs offer three monthly payment options each month: permitting the borrower to pay a fully amortizing amount, including principal and interest; interest only; or an amount that is less than the accrued interest. This last option results in an increase in the loan balance due, which is commonly referred to as ‘‘negative amortization.’’ In the November 2005 REMIC transaction, a pool of ARM loans totaling approximately $388 million were securitized and sold to the public. We retained the mortgage servicing rights and retained approximately $24 million in MBS created in the transaction. MortgageIT has historically sold POAs on a whole loan, non-recourse basis to third party investors.

In February 2006, MortgageIT completed its second REMIC transaction, which was structured to qualify as a financing. In the February 2006 REMIC transaction, we issued, through a trust, AAA and AA-rated floating-rate pass-through certificates totaling $723.0 million and A subordinated floating-rate securities totaling $10.1 million to third party investors, and retained $33.3 million of subordinated certificates, which provide credit support to the higher-rated certificates.

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

Loan Underwriting

We follow a specific underwriting methodology based on the following philosophy — first, evaluate the borrower's ability to repay the loan and, then, evaluate the value of the property securing the loan. We have developed underwriting guidelines and practices that establish clear parameters for our loan underwriters and credit officers to make loan approval decisions. For mortgage loans retained in our investment portfolio, we seek those loans that we believe have low risk of default and resulting loss. Although our loan underwriting procedures are structured to predict future borrower payment patterns and financial capability, based on the borrower's past history and current financial information, as well as our ability to collect the remaining loan balance through foreclosure in the event of a default, no assurance can be made that every loan originated will perform as anticipated.

In evaluating the borrower's ability and willingness to repay a loan, we review and analyze the following aspects of the borrower: credit score, income and its source, employment history, debt levels in revolving, installment and other mortgage loans, credit history and use of credit in the past, and the ability and/or willingness to provide verification for the above. Credit scores, credit history, use of credit in the past and information as to debt levels typically can be obtained from a third party credit report through a credit repository. Those sources are used in all instances, as available. Sometimes, borrowers have little or no credit history that can be tracked by one of the primary credit repositories. In these instances, the reason for the lack of history is considered and taken into account. In our experience, most prospective borrowers have accessible credit histories.

In evaluating a potential property to be used as collateral for a mortgage loan, we consider all of the following aspects of the property: the loan balance versus the property value, e.g., the loan-to-value ratio, the property type, how the property will be occupied (a primary residence, second home or investment property), if the property's apparent value is supported by recent sales of similar properties in the same or a nearby area, any unique characteristics of the property and our confidence in the data and their sources.

Other considerations that may effect our decision regarding a borrower's loan application are the borrower's purpose in requesting the loan (e.g., purchase of a home as opposed to cashing equity out of the home through a refinancing), the loan type (e.g., adjustable-rate, including adjustment periods and loan life rate caps, or fixed-rate), and any items unique to a loan that we believe could affect credit performance.

Business Strategy

All of the loans originated at the TRS are transferred to our investment loan portfolio, sold or brokered to third party investors, or used in REMIC transactions to collateralize MBS that are sold to third party investors as well as to the REIT. Our mortgage banking operations consist primarily of the following activities:

•	retail prime production operations, including both brokered loans and funded loans that are originated through retail branch offices and through its internet origination channel;

•	wholesale prime production operations, including loans originated through retail loan brokers and correspondents that are not MortgageIT employees and funded by MortgageIT;

•	sub-prime production operations, including both retail loans originated through MortgageIT's retail sub-prime department, and wholesale loans originated through MortgageIT's sub-prime lending division;

•	correspondent lending operations, including loans originated through banks, credit unions and mortgage bankers and funded by MortgageIT through its correspondent lending division;

•	secondary loan marketing operations; and

•	mortgage loan title, settlement and other mortgage related services through Home Closer.

Sale of Loans

We generally sell our mortgage loans on a whole loan, non-recourse basis. However, we do have potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, any subsequent credit loss on the mortgage loans is recognized by MortgageIT. When we execute a REMIC transaction from the TRS, we use our loans to collateralize MBS that are sold to third party investors as well as to the REIT.

All of our sub-prime loan production is sold to third party investors.

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the year ended December 31, 2005, MortgageIT's purchase loan originations represented approximately 50.0% of its total residential mortgage loan originations measured by principal balance.

MortgageIT originates prime first lien conventional and non-conventional, conforming single-family residential mortgage loans. In addition, MortgageIT also originates a lesser amount of non-conforming first lien single-family residential mortgage loans such as jumbo loans, non-prime loans and ‘‘Alt A’’ loans, as well as home equity and second lien mortgage loans.

Correspondent Lending Division

MortgageIT’s correspondent lending division, which was launched in October 2004, accounted for 12.1% of MortgageIT's total originations in the fourth quarter of 2005. This business unit, through its centralized management and loan acquisition teams, seeks to purchase prime first-lien closed mortgage loans from small to mid-sized banks, credit unions and mortgage bankers. The loans originated through this business channel are subject to the same credit review standards utilized by our other prime production channels and are sold to third-party investors.

Geographic Concentration

MortgageIT originates loans in all 50 states. The majority of MortgageIT’s loan origination volume during 2005, as measured by principal balance, was sourced from the states of California, New York and Florida. For the years ended December 31, 2005, 2004 and 2003, the total loan origination volume for these three states was 53%, 63%, and 49%, respectively.

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

For our mortgage investment operations, subject to the limitations imposed by the REIT qualification tests, some or all of the following financial instruments are used for hedging financing cost interest rate risk: Eurodollar futures contracts; interest rate swaps; interest rate caps, collars and floors; and other instruments that may be determined to be advantageous and are permitted under the investment and risk management policy adopted by our board of directors.

For our mortgage banking operations, some or all of the following financial instruments are used for hedging the fair value of loans held for sale: forward sale loan commitments and forward sales and purchases of MBS and options on such securities in the forward delivery TBA market; Eurodollar futures contracts; and other instruments that may be determined to be advantageous and are permitted under the investment and risk management policy adopted by our board of directors.

For further information on our interest rate risk management, see Item 7A Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management of this annual report on

Form 10-K and Note 4 – Derivatives and Hedging Activities to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Competition

We face intense competition from finance and mortgage banking companies, other mortgage REITs, internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders. As we expand our portfolio of mortgage loans and MBS and our loan origination business, we face a significant number of additional competitors, many of whom are well established in the markets we serve. Some of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do.

The majority of our competition is in the mortgage banking industry. In addition to mortgage banking companies, internet-based lending companies, traditional banks and thrift lenders, the government sponsored entities, Fannie Mae and Freddie Mac, also are expanding their participation in the mortgage industry. While the government-sponsored entities currently do not have the legal authority to originate mortgage loans, they do have the authority to buy loans. If, as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, the experience could adversely affect overall perception of the mortgage industry.

Competition within the mortgage industry can take many forms, including lower interest rates and fees, less stringent underwriting standards, ease and convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause MortgageIT to lower the interest rates that it charges borrowers, which could lower the value of its loans. If MortgageIT's competitors adopt less stringent underwriting standards, it could be pressured to do so as well. If MortgageIT does not relax underwriting standards in response to its competitors, it may lose market share. If MortgageIT relaxes its underwriting standards in response to price competition, we may be exposed to higher credit risk without compensating pricing. Any increase in these pricing and underwriting pressures could reduce the volume of MortgageIT's loan originations and sales, and significantly harm our business, financial condition, liquidity and results of operations.

Employees

At December 31, 2005, the Company had approximately 2,300 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Federal Income Tax Considerations

We are organized and conduct our operations to qualify, and have elected to be taxed, as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. MortgageIT elected for MortgageIT and its subsidiaries to be treated as taxable REIT subsidiaries. In order to meet certain of the requirements for us to qualify as a REIT, we intend to continue to conduct all of our loan sales and loan brokerage activities, as well as certain origination functions, through MortgageIT and its subsidiaries.

The provisions of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), pertaining to REITs are highly technical and complex. Under the Code, if certain requirements are met in a taxable year, a REIT generally will not be subject to federal income tax with respect to income that it distributes to its stockholders. If we fail to qualify during any taxable year as a REIT, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Qualification as a REIT requires that we satisfy a variety of tests relating to income, assets, distributions and ownership. The significant tests are summarized below.

Income

We must satisfy two income tests annually: the 75% income test, and the 95% income test. The 75% income test requires that we derive at least 75% of gross income, excluding gross income from prohibited transactions, from real estate related sources. The 95% income test requires that an additional 20% of gross income must consist either of income that qualifies under the 75% income test, TRS dividends, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these.

Assets

We must satisfy five asset tests relating to the nature of our assets at the end of each quarter. Under the first test, at least 75% of the value of our total assets must consist of cash or cash items (including certain receivables), government securities or real estate assets. Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer's securities may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of the voting power or 10% of the value of any one issuer's outstanding securities that are not included in the 75% asset class. Fourth, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries. Fifth, not more than 25% of the value of our total assets may consist of the securities of the TRS and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

Distributions

Each taxable year, we must distribute at least 90% of our REIT taxable income and 90% of our after-tax net income, if any, from foreclosure property, less certain items of non-cash income over 5% of our REIT taxable income.

Ownership

Our capital stock must be held by at least 100 persons for at least 335 days of each taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. At all times, not more than 50% in value of our capital stock may be owned directly or indirectly by 5 or fewer individuals during the last half of any taxable year. These requirements will apply to us beginning with our taxable year beginning January 1, 2005. To monitor compliance with the share ownership requirements, we must demand written statements each year from the record holders of significant percentages of our stock.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

We have a limited operating history.

We were formed in March 2004 for the purposes of becoming the parent holding company of MortgageIT, a mortgage banking company, and to conduct mortgage investment operations by building a leveraged mortgage loan portfolio. We commenced our mortgage investment operations upon the completion of our acquisition of MortgageIT and our initial public offering in August 2004, and, therefore, there is a limited operating history and a limited amount of historical financial data from which you can evaluate our mortgage investment operations.

Our past operating results may not be indicative of future results.

MortgageIT's growth rate has benefited from low interest rates and a period of economic growth in the residential mortgage banking industry. We do not know whether these favorable conditions will continue. Due to stable and decreasing interest rates over recent years, MortgageIT's historical performance may not be indicative of future results of our mortgage banking operations in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates continue to rise. In addition, our business strategy of building a leveraged portfolio of residential mortgage loans affects the comparability of our results, cash flows and financial condition against prior periods since, beginning in the second half of 2004, we have been retaining, rather than selling, a material portion of the loans we originate. We also have incurred, and will continue to incur, additional costs as a result of becoming a public company. In light of this growth and changes in our business, our historical performance and operating and origination data may not be predictive of our future performance.

In a period of rising interest rates, (1) our interest expense could increase while the interest we earn on our assets might not change as rapidly due to our strategy of funding longer-term assets with shorter-term liabilities and (2) mortgage refinancings could decline, which could cause our origination volume to decrease.

We believe that our primary interest rate exposure relates to our mortgage loans, MBS and variable-rate debt, as well as the interest rate swaps and caps that we utilize for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate or acquire mortgage loans or MBS, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets might not change as rapidly due to our strategy of funding longer-term assets with shorter-term liabilities. This would adversely affect our profitability.

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

MortgageIT is subject to the risk of rising mortgage interest rates between the time it commits to originate mortgages at a fixed price through the issuance of interest or other rate-locks and the time it sells those mortgages in the secondary market or transfers them to our mortgage investment operations. Increases in interest rates during such period will generally result in a decrease in the market value of mortgages that MortgageIT has committed to originate at a fixed price, which have not been sold or which were not properly hedged. As a result, a smaller gain, or even a loss, may be recorded upon the sale or transfer of those mortgages.

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

In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets with lower yields than the yields on the assets that were prepaid. In addition, the market value of any mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. In addition, our mortgage investment operations will be affected by prepayment rates under varying interest rate environments with respect to subordinate classes of MBS and residual interests we hold because prepayments accelerate the cash flows to the investors who receive the principal payments early but never receive the future interest payments that would have been made on that principal.

An increase in market rates of interest may result in a decrease in our net interest margin because of the adjustable-rate borrowings we utilize to fund ARM and hybrid ARM loans, which may have interest rate caps and/or fixed interest rates for an initial period of time.

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

We have a well-defined policy to use derivatives for risk management purposes, which includes hedging our liabilities. The use of derivatives to hedge liabilities has certain risks, including the risk that losses on a hedging transaction will reduce the amount of cash available for distribution to our stockholders and losses may exceed the amount invested in derivative instruments. To the extent consistent with maintaining our qualification as a REIT and the requirements of our risk management policy, we may use derivatives, including interest rate swaps and caps, Eurodollar contracts, forward contracts and futures contracts, in our risk management strategy, to limit the effects of changes in interest rates on our operations. However, the use of derivatives as hedge instruments may not be effective in eliminating the risks inherent in any particular position. The derivative instruments that we utilize also have their own risks, which include:

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

We rely on securitizations to fund the growth of our investment portfolio and our inability to utilize that method of financing may increase our cost of borrowing and could decrease our net interest margin.

We primarily fund mortgage loan purchases for our investment portfolio through securitizations. Since the completion of our initial public offering, we have completed seven securitizations raising aggregate proceeds of approximately $5.25 billion. In the event that we were unable to utilize securitizations as our primary funding source, we would be required to finance the growth of our investment portfolio with other funding vehicles, such as repurchase agreements and our warehouse facilities. Repurchase agreements and warehouse facilities typically have shorter terms than our securitizations and the lenders under these funding facilities have significant discretion to terminate them. The utilization of these other funding facilities may increase our cost of borrowing and could decrease our net interest margin. Under such circumstances, funds available for distribution to stockholders could decrease.

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

Our residential mortgage loans are secured by residential properties and are subject to risks of delinquency, foreclosure and loss of principal and interest. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, the ability of the borrower to repay its mortgage loan may be affected by, among other things:

•	property location and condition;

•	competition and demand for comparable properties;

•	changes in zoning laws for the property or its surrounding area;

•	environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions;

•	declines in regional or local real estate values;

•	increases in interest rates and/or real estate tax rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and tax laws; and

•	other events, such as acts of God, natural disasters, war, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held in our mortgage loan portfolio, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan, and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flow from operations and could limit the amount we have available for distribution to our stockholders. We are exposed to greater risks of loss where we make both a first and second lien mortgage loan on the same property and do not have the benefits of private mortgage insurance. Our securitizations would also be affected adversely by losses on our mortgage loans that have been included in any such securitization.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court. The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan. In addition, to the extent that the mortgage loans we originate experience relatively high rates of delinquency and/or foreclosure, we may be unable to securitize our mortgage loans on terms that are attractive to us, if at all.

Our mortgage loan originations historically have been concentrated in specific geographic regions and any adverse market or economic conditions in those regions may have a disproportionately adverse effect on the ability of our customers to make their loan payments.

Our mortgage loan originations have been and may in the future be concentrated in specific geographic regions. For example, for the years ended December 31, 2005 and 2004, approximately 53% and 63%, respectively, of our originated mortgage loans, as measured by principal balance, were secured by properties located in California, New York and Florida. California represented 40% and 45% of the originated mortgage loans for the years ended December 31, 2005 and 2004, respectively. In addition, for the years ended December 31, 2005 and 2004, approximately 69% and 76%, respectively, of the mortgage loans held in our investment portfolio, as measured by principal balance, were secured by properties located in California, Arizona and Washington. California represetned 55% and 67% of the mortgage loans held in our investment portfolio for the years ended December 31, 2005 and 2004, respectively.

Adverse market or economic conditions in a particular state or region where we have significant investments may disproportionately increase the risk that borrowers in that state or region are unable to make their mortgage payments. In addition, the market value of the real estate securing those mortgage loans could be adversely affected by adverse market and economic conditions in that state or region. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in that state or region could adversely affect our net interest income from loans in our investment portfolio and our ability to make distributions to our stockholders. In addition, our ability to originate, sell and securitize loans would be significantly affected, which would result in a decrease in our originations and gains on sale of loans.

Adverse economic conditions or declining real estate values would likely result in a reduction of our mortgage origination activity, which would adversely affect our ability to grow our mortgage loan portfolio and, thus, our net income.

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

Some of the loans we originate are sub-prime, rather than prime, and generally have delinquency and default rates higher than prime loans, which could result in higher loan losses.

We currently originate sub-prime loans, although all sub-prime loans are sold in the secondary market and none are retained in our portfolio. Sub-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. We bear the risk of delinquency and default on sub-prime mortgage loans when we originate them. In whole loan sales, our risk of delinquency typically only extends to the first payment. We also assume the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies. However, we cannot assure you that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be harmed.

During the years ended December 31, 2005 and 2004, we originated $4.1 billion and $851.7 million, respectively, of sub-prime mortgage loans, which constituted 14.1% and 6.5%, respectively, of our total originations.

Certain of the mortgage products we offer may expose us to greater credit risks, including the risks of delinquencies and/or credit losses, which may adversely impact our earnings.

During the years ended December 31, 2005 and December 31, 2004, we originated $7.9 billion and $3.6 billion, respectively, of Alt A mortgage loans (which are loans within typical Fannie Mae or Freddie Mac guidelines but that have loan characteristics, such as higher loan-to-value ratios or limited income verification, which make them non-conforming under those guidelines) through MortgageIT, which represented 27.1% and 27.4%, respectively, of total originations during such periods. Since the completion of our initial public offering through December 31, 2005, $4.0 billion of Alt A mortgage loans have been transferred to our investment portfolio, which represents approximately 73% of the total mortgage loans transferred to the investment portfolio. Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses, as well as interest rate risk.

Retaining subordinated interests exposes us to increased credit risk.

We have retained subordinated interests in MBS that relate to loans that MortgageIT originates and we securitize. Subordinated interests are classes of mortgage-backed securities that may incur losses experienced on the related loans prior to the more senior mortgage-backed securities issued in the related transaction. If the actual rate and severity of losses on the related loans are higher than those assumed by us, the actual return on our investment in those subordinated interests may be lower than anticipated.

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

If we do not generate sufficient liquidity, we will be unable to conduct our operations as planned.

If we do not generate sufficient liquidity, we will be unable to continue to grow our operations, grow our asset base, maintain our hedging policy and pay dividends. We derive our liquidity for our mortgage investment operations from the following sources:

•	use of repurchase agreements;

•	receipt of principal and interest payments from ARM and hybrid ARM loans that we retain during the period between origination and sale to our investment operations or to a third-party investor;

•	issuance of MBS; and

•	net interest earned from securitized loans.

In addition to the foregoing sources of liquidity, we derive liquidity from several warehouse facilities with major lenders that are used to fund mortgage loans held for securitization and mortgage loan originations through our mortgage banking operations. We cannot assure you that any of our sources of liquidity will continue to be available to us or that we will be able to negotiate favorable terms.

Our ability to meet our long-term liquidity requirements is subject to the renewal of credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. In addition, our existing lines of credit and future lines of credit will generally be short-term and, in certain cases, not fully committed (such that they can be terminated with minimal notice) and, in the case of repurchase facilities, subject to margin calls. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets in the future could have a negative impact on our earnings growth and ability to pay dividends.

Our use of leverage may adversely affect the return on our investments, which may reduce cash available for distribution to our stockholders.

Our investment portfolio is currently leveraged through the use of repurchase agreements, securitizations and other borrowings. The amount of leverage we incur will vary depending on our equity, our ability to obtain borrowings and our lenders' estimates of the value of our portfolio's cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio.

Our debt service payments reduce the net income available for distributions to our stockholders. We may not be able to meet our debt service obligations in the future and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. A decrease in the value of our assets may lead to margin calls on repurchase agreements that we will have to satisfy. We may not have the funds available to satisfy any margin calls. There is no limitation on the aggregate amount of our borrowings. We currently have a target overall investment portfolio leverage ratio of 14 to 16 times our equity, and our investment portfolio leverage ratio as of December 31, 2005 was approximately 13 times our equity. We may change our target leverage ratio, up or down, subject to market conditions, covenants contained in our financing facilities and other factors. We had outstanding indebtedness, including obligations under our warehouse facilities, mortgage loan repurchase facilities, securitization borrowings and other sources of borrowing of approximately $7.84 billion as of December 31, 2005.

Our business strategy is focused on acquiring and retaining self-originated ARM and hybrid ARM loans in our portfolio and our success will depend on our ability to originate such loans in the volume and over the time period we anticipate.

As part of our business strategy, we are focused upon the acquisition and retention of a portfolio of high quality traditional ARM and hybrid ARM loans comprised primarily of mortgage loans that we originate through MortgageIT. If MortgageIT is unable to originate ARM and hybrid ARM loans that meet our investment objectives, it could have an adverse effect on our net income, which could adversely impact our ability to make distributions to our stockholders. For the years ended December 31, 2005 and December 31, 2004, $16.2 billion and $6.1 billion, respectively, or approximately 55.5% and 46.7%, respectively, of MortgageIT's mortgage loan originations, as measured by principal balance, consisted of ARM and hybrid ARM loans.

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

The terms of MortgageIT's warehouse credit facilities contain restrictive financial and other covenants that, among other things, require MortgageIT to maintain a minimum ratio of total liabilities to tangible net worth, minimum levels of tangible net worth, liquidity and stockholders' equity, and maximum leverage ratios, as well as to comply with applicable regulatory and other requirements. If MortgageIT is not in compliance with these financial and other covenants in the warehouse credit facilities, its ability to pay dividends to us may be restricted, which could reduce the earnings available for distribution to our stockholders.

While we have received waivers and amended our financing facilities to cure prior defaults, we may not be able to obtain such waivers or amend such financing facilities in the future in the event defaults occur. Such defaults could result in the acceleration of all or substantially all our indebtedness and the loss of earning assets securing our indebtedness, which would also adversely affect the market value of our shares of common stock and the cash available for distribution to our stockholders.

Our business would suffer if we were unable to sell the mortgage loans that we originate and that are not transferred to our mortgage investment operations.

MortgageIT sells, in the secondary market, all of the mortgage loans that it originates and that are not transferred to our mortgage investment operations. MortgageIT's ability to sell mortgage loans that are not transferred to our mortgage investment portfolio depends on the availability of an active secondary market for residential mortgage loans, which, in turn, depends on the continuation of programs that currently are offered by Fannie Mae, Freddie Mac and other institutional investors upon which we rely. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, like Freddie Mac and Fannie Mae, are government-sponsored enterprises whose activities are governed by federal law, including capital adequacy requirements. Any future changes in laws or regulations, or other changes in the capital requirements, oversight, or activities of these government-sponsored enterprises could harm our mortgage banking business, as these likely would disrupt the secondary markets for mortgage loans and mortgage servicing rights, and the spreads or profits available in such markets. Moreover, recent accounting changes, restatements and disclosures regarding the accounting risk management practices of the government-sponsored entities and inquiries regarding such practices by their regulators and the press may result in additional oversight or regulation that could have an adverse affect on our mortgage banking business.

MortgageIT's ability to sell mortgage loans to third parties also depends on its ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac and other institutional and non-institutional investors. Such investors may change the criteria for mortgage loans to be accepted under these programs, and if MortgageIT loses its eligibility for any reason, or if its eligibility is impaired, then our mortgage banking business would be harmed. Changes in laws in the states where MortgageIT operates could adversely affect its ability to sell loans. MortgageIT's profitability from participating in any of these programs may vary depending on a number of factors, including its administrative costs of originating and selling qualifying mortgage loans, and the costs imposed upon MortgageIT by the purchasers' programs. Any decline in profitability from participating in these programs would harm our mortgage banking business.

MortgageIT generally sells the mortgage loans it originates within 30 to 60 days of funding. To the extent it takes longer to sell its mortgage loans, MortgageIT is subject to interest rate risk, market risk, credit spread risk, and liquidity and funding risk with respect to its mortgage loans held for sale. In addition, MortgageIT must finance its mortgage loans held for sale, hedge such loans and commit a portion of its capital to support the holding of such loans. These costs may or may not offset the interest income realized from such loans. At December 31, 2005, MortgageIT had $3.38 billion in mortgage loans held for sale, as compared to $784.6 million as of December 31, 2004. The increase in mortgage loans held for sale from December 31, 2004 to December 31, 2005 is due primarily to an increase in loan originations, as well as a decline in the marketability of the Company’s sub-prime loans.

We may be required to repurchase mortgage loans that have been sold and we may be required to indemnify holders of our MBS, which could adversely affect our cash flow and limit our ability to make distributions to our stockholders.

If any of the mortgage loans that MortgageIT originates and sells or that we pledge to secure warehouse credit facilities or any of the MBS that we issue in our securitizations do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may, in the case of loans that we have financed, be required to repurchase those loans or, in the case of the loans we have securitized or sold, repurchase the loans or replace them with substitute loans with similar characteristics. If we were to breach any of our representations and warranties, then we may have to bear any associated losses directly. In addition, in the case of breaches relating to loans that we have sold, we may be required to indemnify the purchasers of such loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Also, in most cases, if a borrower misses one of the first payments on a mortgage loan, or if the borrower prepays the mortgage loan within a specified time of its origination, we are required to repurchase the loan. Repurchased loans typically require an allocation of working capital to carry on our books, and our ability to borrow against such assets is limited, which could limit the amount by which we can leverage our equity. Any significant repurchases or indemnification payments could significantly harm our cash flow and results of operations, and limit our ability to make distributions to our stockholders.

We may be subject to losses due to misrepresented or falsified information or if we obtain less than full documentation with respect to our mortgage loans.

When we originate mortgage loans, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant's loan application, property appraisal reports, title information and employment and income documentation. If any of this information is misrepresented or falsified and if we do not discover it before funding a loan, the actual value of the loan may be significantly lower than anticipated. As a practical matter, we generally would bear the risk of loss associated with a misrepresentation, whether the loan applicant, the mortgage broker, another third party or one of our employees makes it. A loan subject to a material misrepresentation typically cannot be sold or is subject to repurchase or substitution if it is sold or securitized prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect from them any monetary losses that we may have suffered.

In the case of certain loan products, we do not receive full documentation of the borrower's income and/or assets. Instead, we base our credit decision on the borrower's credit score and credit history, the value of the property securing the loan and the effect of the loan on the borrower's debt service requirements. During the years ended December 31, 2005 and 2004, we received less than full documentation of the borrower's income and/or assets on approximately 54% and 43%, respectively, of mortgage loans, as measured by principal balance, that we originated. We believe that there is a higher risk of default on loans where there is less than full documentation of the borrower's income and/or assets.

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

Certain of our assets generate mismatches between taxable income and cash available for distribution, which could adversely affect our liquidity and our ability to make distributions to our stockholders.

Certain of our assets generate mismatches between taxable income and available cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income in order to comply with the REIT distribution requirements could cause us to: (1) sell assets under adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt.

We rely on key personnel with long-standing business relationships, the loss of any of whom would impair our ability to successfully operate.

Our continued future success depends, to a significant extent, on the continued services of Doug W. Naidus, our chief executive officer, and other key members of our senior management team. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective mortgage loan origination channels is critically important to the success of our business. Although we have entered into employment agreements with Mr. Naidus and certain of our other senior executives, these executives may not remain employed by us. We currently maintain key person life insurance on our senior executive officers. Nevertheless, the loss of services of one or more members of our senior management team could harm our business and our prospects.

We may not have the right personnel to execute our strategy and operate as a REIT.

Our strategy, which is focused on managing a leveraged portfolio of traditional ARM and hybrid ARM loans and MBS, differs from MortgageIT's historic strategy of originating loans and generating income from gain on sale of loans and brokerage fees. Additionally, our strategy includes maintaining our qualification as a REIT under the Code. While our key management personnel has had extensive experience in mortgage banking and managing investment portfolios, there can be no assurance that such individuals will have the appropriate experience or synergy as a management team to execute our strategy. The inability to effectively implement our strategy, including operating as a REIT, could harm our business and our prospects.

We face intense competition that could adversely affect our market share and our revenues.

We face intense competition from finance and mortgage banking companies, other mortgage REITs, internet-based lending companies where entry barriers are relatively low and, to a growing extent, from traditional bank and thrift lenders, and securities brokers that are active participants in the mortgage industry. As we seek to expand our loan origination business further and build our portfolio of mortgage loans and MBS, we face a significant number of additional competitors, many of whom are well established in the markets we operate within and seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, have been established for a longer period of time in certain market areas that we target and have far greater financial and other resources than we do.

We anticipate that the majority of our competition will be in the mortgage industry. In addition to mortgage banking companies, internet-based lending companies, traditional banks and thrift lenders, and securities brokers, government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the mortgage industry. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, they do have the authority to buy the same type of loans that we intend to hold for investment and, thereby, indirectly compete for these products by providing purchase facilities to mortgage loan originators with which we compete. These entities, which dominate the secondary market, have lower capital costs and capital requirements than private entities, and their programs and loans made by our competitors pursuant to these programs could adversely affect both our ability to compete in the mortgage industry and the value of our common stock. The recent accounting changes, restatements and disclosures regarding the accounting risk management practices of these government-sponsored entities and inquiries regarding such practices by their regulators and the press could also affect investor confidence in, and the values of the securities of, us and our competitors in the residential mortgage markets. In addition, if, as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, the experience could adversely affect overall investor perception of the mortgage industry.

Competition within the mortgage industry can take many forms, including offering lower interest rates and fees, applying less stringent underwriting standards, offering enhanced customer service and convenience in obtaining loans, and offering a wide variety of loan products, including various amounts and terms, through diverse marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause us to lower the interest rates that we charge our borrowers, which could reduce our profitability and the value of the loans that we sell or retain in our investment portfolio. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well. If we do not relax underwriting standards in response to our competitors, we may lose market share. If we relax our underwriting standards in response to price competition, we may be exposed to higher credit risk without receiving adequate fees and interest to compensate for the higher risk. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity, results of operations, cash flows and ability to make distributions to our stockholders.

To the extent we are unable to adapt to and implement technological changes involving the loan origination process, we may have difficulty remaining competitive and our loan origination business may be adversely affected.

Our mortgage loan origination business is dependent upon our ability to interface effectively with our borrowers and other third parties and to process loan applications efficiently. The origination process is becoming more dependent upon technological advancements, such as the ability to process applications over the internet, interface with borrowers and other third parties through electronic means, and underwrite loan applications using specialized software. Implementing new technology and maintaining the efficiency of the current technology used in our operations may require significant capital expenditures. As these requirements increase in the future, we will have to develop these technological capabilities fully to remain competitive or our mortgage banking business will be significantly harmed.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced growth at rates that have applied pressure to our management, administrative, operational and financial infrastructure. In the future, we expect to continue to experience those and other pressures on our organization, including the need to hire additional experienced personnel to meet our growth and our needs as a publicly traded REIT. An increase in the size of our operations may make it more difficult for us to originate quality loans in accordance with our current mortgage loan origination focus and strategies. We expect to need to attract and hire additional experienced managers and loan officers in a competitive hiring environment and, at the same time, continue to upgrade and expand our financial, operational and managerial systems and controls. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively or hire and retain qualified employees in sufficient numbers to meet our requirements. Any failure by us to manage our current level of business or our growth effectively may result in increased costs and decreased loan production, and could negatively affect our business, financial condition, liquidity, profitability, cash flows, and ability to make distributions to our stockholders.

The mortgage banking business is seasonal, and our operating results vary accordingly.

The mortgage banking industry generally is subject to seasonal variations, especially in states with adverse winter weather. Purchase money mortgage loan originations generally experience greater seasonal fluctuations than refinancings, which tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes in our markets and, accordingly, purchase money mortgage originations, typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs in our mortgage banking operations. The magnitude of seasonal variations is beyond our control and could adversely affect our business, especially if we are unable to take advantage of increased mortgage volume during peak periods, or if peak periods do not produce anticipated mortgage volume. These variations will also affect our quarterly results of operations and our cash and capital requirements, and the amounts available, without borrowing, for distribution to our stockholders each quarter.

Risks Related to Government Regulation

Our operations are subject to a body of complex laws and regulations at the federal, state and local levels and our failure to comply with such laws and regulations could result in civil or criminal liability.

We must comply with the laws, rules and regulations, as well as judicial and administrative decisions, of all jurisdictions in which we originate mortgage loans, as well as an extensive body of federal laws, rules and regulations. The volume of new or modified laws, rules and regulations applicable to our business has increased in recent years and individual municipalities have also begun to enact laws, rules and regulations that restrict or otherwise affect loan origination activities. The laws, rules and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. It may be more difficult to identify comprehensively, to interpret accurately, to program properly our information systems or to train effectively our personnel with respect to all of these laws, rules and regulations, thereby potentially increasing the risks of non-compliance with these laws, rules and regulations.

Applicable state laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the lender. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices, and debt collection practices may apply to the origination, servicing and collection of loans. Mortgage loans are also subject to federal laws, including:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loans;

•	the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act in the extension of credit;

•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower's credit experience;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws that regulate alternative mortgage transactions.

Our failure to comply with these laws, rules and regulations could lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of state licenses or permits required for continued lending operations;

•	legal defenses causing delay or otherwise adversely affecting our ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; and/or

•	administrative orders and enforcement actions.

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

We intend to conduct our business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. The Investment Company Act exempts from regulation entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

To qualify for this exemption, we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. As of

December 31, 2005, the percentage of our total assets in mortgages, pass-through certificates and other qualifying interests in real estate was 96%. The provisions of the Investment Company Act may limit our ownership of certain mortgage assets. If the Securities and Exchange Commission, or SEC, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption, we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for the exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

New laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

In recent years, federal and several state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate certain lending practices, often referred to as ‘‘predatory’’ lending practices, that are considered to be abusive. Many of these laws, rules and regulations restrict commonly accepted lending activities and would impose additional costly and burdensome compliance requirements on us. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, meet or exceed specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction regardless of how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on the purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, the third parties that buy our loans or provide financing for our loan originations may not want, and are not contractually required, to buy or finance loans that do not comply with these laws, rules and regulations; further, if these third parties do buy loans from us that do not comply with these laws, rules and regulations, we may be required to repurchase such loans or indemnify the third parties against losses related to such loans.

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

Tax Risks Related to Our Qualification as a REIT

Failure to maintain qualification as a REIT would materially and adversely affect our operations and ability to make distributions to our stockholders.

We are organized and conduct our operations so as to maintain qualification as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex and interpretations of these laws are limited. Our continuing qualification as a REIT depends on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders.

If we fail to meet the requirements to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us nor will they be required to be made under the Code. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction and individuals may be eligible for the maximum 15% tax rate on qualified dividend income. Unless we are entitled to relief under specific statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions to stockholders. We might be required to borrow funds or liquidate some investments to pay the applicable tax.

In certain circumstances, we may be able to pay a penalty tax and retain our REIT qualification, notwithstanding our failure to satisfy one or more REIT requirements. We cannot predict, however, whether we would qualify for such relief provisions.

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

Even if we qualify as a REIT for federal income tax purposes, we may be required to pay some federal, state and local taxes on our income or property. Also, in certain cases, we may be required to pay a 100% penalty tax in the event we sell property, including mortgage loans, as a dealer or if a taxable REIT subsidiary of ours enters into agreements with us on a basis that is determined to be other than arms-length. In addition, any taxable REIT subsidiary we own will be required to pay federal, state and local income taxes on its taxable income, including income from the sale of any loans to the REIT and in the secondary market.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at unfavorable times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely with the goal of maximizing profits.

In addition, the REIT provisions of the Code impose a 100% tax on income from ‘‘prohibited transactions.’’ Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell mortgage-backed securities at otherwise opportune times if we believe such sales could result in us being treated as engaging in prohibited transactions. However, we would not be subject to this tax if we were to sell assets through MortgageIT or another taxable REIT subsidiary, in which case, gains from the sales of these assets would be subject to federal income tax at regular corporate income tax rates.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may substantially limit our ability to hedge MBS and related borrowings if we do not enter into and properly identify ‘‘tax hedges.’’ Income from hedges that are good tax hedges and that hedge only indebtedness incurred or to be incurred to acquire or carry real estate assets is not treated as income when calculating the 95% REIT gross income tests. We must limit our aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources, to less than 5% of our annual gross income, and from all hedges and other non-real estate related sources to less than 25% of our annual gross income. As a result, we may, in the future, have to limit our use of hedging techniques or implement these hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we fail to satisfy the 5% or 25% limitation, we could lose our REIT qualification for federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to maintain our qualification as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, such as mortgage loans and interests in mortgage loans. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer and no more than 20% of the value of all assets can consist of securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements and we are not eligible for specified relief provisions under the Code, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in which we acquire such securities in order to avoid losing our REIT qualification and suffering adverse tax consequences. Even if we can avail ourselves of the Code's relief provisions, we may have to pay a tax equal to the greater of (i) $50,000 and (ii) the amount determined by multiplying the net income generated from non-qualifying assets by the highest applicable federal corporate income tax rate.

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing MBS, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Limitations on taxable REIT subsidiaries could limit the growth of our taxable REIT subsidiary.

We cannot maintain our qualification as a REIT if more than 20% of the value of our assets is represented by securities of one or more taxable REIT subsidiaries as of the end of a calendar quarter. As of December 31, 2005, MortgageIT represented approximately 4% of our assets, which is within the required 20% of the value of our assets.

The 20% limit may also constrain the growth of MortgageIT. We will need to monitor the growth of MortgageIT to make sure that its value does not in the aggregate exceed 20% of our assets as of the end of any calendar quarter. We expect to have sufficient leverage and acquire sufficient qualified assets such that our taxable REIT subsidiaries will be able to grow, but we cannot provide any assurance of their growth and, accordingly, that our profit will not be constrained.

The value of the securities of our taxable REIT subsidiaries may not be subject to precise valuation. Accordingly, we could exceed the 20% limit inadvertently either because of changing values of assets or because the Internal Revenue Service, or IRS, believes that we undervalued our taxable REIT subsidiaries or overvalued other assets. If we exceed the 20% limit inadvertently at the close of a calendar quarter, we could lose our REIT qualification.

REIT distribution requirements could adversely affect our liquidity, profitability and future growth.

In order to maintain our qualification as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. To the extent that we distribute at least 90%, but less than 100%, of our taxable income, we will be subject to corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (1) 85% of our ordinary income for that year, (2) 95% of our capital gain net income for that year and (3) 100% of our undistributed taxable income from prior years.

We intend to continue to make distributions to our stockholders in order to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax.

Certain of our assets may generate mismatches between taxable income and available cash. Among other things, examples of possible timing differences and mismatches include the following:

•	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income.

•	We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or mortgage-backed securities are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

•	We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make nondeductible principal payments on related borrowings.

•	We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan.

•	Certain transaction costs that are paid currently may have to be amortized for federal income tax purposes.

The requirement to distribute at least 90% of our taxable income could cause us to:

•	sell assets in adverse market conditions;

•	borrow on unfavorable terms; or

•	distribute amounts that would otherwise be invested in earning assets, future acquisitions, capital expenditures or repayment of debt.

Our distributions may, from time to time, include a return of capital. Amounts distributed will not be available to fund our operating activities and growth. We expect to fund our mortgage loan originations and other operating activities by raising capital and through borrowings from financial institutions, securitization financings and future issuances of our common stock. If we fail to obtain debt or equity capital in the future, then our growth may be limited, which likely would have a negative effect on the value of our common stock.

Classification as a taxable mortgage pool or investment in a residual interest in a real estate mortgage investment conduit, or REMIC, could subject us or certain of our stockholders to increased taxation.

If we issue debt obligations with two or more maturities and (1) those obligations are secured by mortgages or MBS, (2) the payments made on the borrowings are related to the payments received on the underlying assets and (3) substantially all of our assets consist of debt obligations or interests in debt obligations, then the obligations and the pool of mortgages or mortgage-backed securities to which such obligations relate may be classified as a taxable mortgage pool, or TMP, under the Code. If any part of our Company were to be treated as a taxable mortgage pool or if we hold a residual interest in a REMIC, then our REIT qualification would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as excess inclusion income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

Under the Code, a REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the penalty tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

Recent changes in taxation of corporate dividends may adversely affect the value of our common stock.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular domestic subchapter C corporation and certain qualified foreign corporations (‘‘qualified dividend income’’). This reduced tax rate, however, generally does not apply to dividends paid to domestic noncorporate taxpayers by a REIT, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders still generally will be subject to less total federal income taxation than earnings of a non-REIT subchapter C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of non-REIT subchapter C corporations as more attractive relative to the stock of a REIT than was the case before the enactment of the legislation, because dividends from non-REIT subchapter C corporations generally will be taxed at a lower rate to the investor while dividends from REITs generally will be taxed at the same rate as the investor's other ordinary income. We cannot predict what effect, if any, this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of absolute price or relative to other investments.

Risks Related to Our Company and Structure

The stock ownership limit imposed by our articles of incorporation may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first REIT taxable year. Our articles of incorporation, with certain exceptions, authorize our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provide that, unless exempted by our board of directors, no person may own more than 9.8% in value or number of outstanding shares of our common stock and of a combination of our common stock and any preferred stock which we may issue in the future. Our directors also have authority under our articles of incorporation to impose a similar ownership limitation as to any separate class or series of preferred stock we may issue in the future. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine that are consistent with ensuring compliance with the REIT provisions of the Code. In December 2004, our board of directors exercised its discretionary authority and permitted an investment advisor to own up to 15% of our outstanding shares of common stock until June 30, 2005, provided that no individual client account owned in excess of 9.8% of our outstanding shares of common stock at any time during the relevant period. Our articles of incorporation also prohibit anyone from buying shares if the purchase would result in us losing our REIT qualification. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares; and

•	will consider the shares held in trust for the benefit of a charitable beneficiary as designated by us.

The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

•	the price paid by the owner;

•	if the owner did not purchase the excess shares, the closing price for the shares on the national securities exchange on which our common stock is listed on the day of the event causing the shares to be held in trust; or

•	the price received by the trustee from the sale of the shares.

This ownership limit could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments as of the filing of this annual report on Form 10-K.

ITEM 2.    PROPERTIES

Our executive and administrative office is located at 33 Maiden Lane, New York, New York 10038. This office is leased under a non-cancelable lease from an unaffiliated third party expiring December 31, 2009. The current annual rent for this office is approximately $2.5 million and the office consists of approximately 66,000 square feet.

For mortgage banking operations, we also lease real estate premises at an additional 51 locations in 22 states. The aggregate annual rental for these locations is approximately $7.8 million.

ITEM 3.    LEGAL PROCEEDINGS

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. MortgageIT is in the process of evaluating the claims and potential counterclaims, and intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT, and IPI Skyscraper Mortgage, which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The case was filed as a putative class action; a motion for certification of a class under New York law and for collective action under federal law was filed on March 11, 2005. We opposed the motion, which remains pending, and we are vigorously asserting our defenses in this action. At this stage of the proceedings, it is not possible to predict the ultimate outcome of this litigation.

In addition to these cases, in the ordinary course of business, the Company is a defendant in or party to a number of pending and threatened legal actions and proceedings, and is also involved from time to time in investigations and administrative proceedings by governmental agencies. Certain of such actions and proceedings involve alleged violations of consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions and proceedings include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. Due to the difficulty of predicting the outcome of such matters, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal matters and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, but can give no assurance that they will not have such an effect.

Although it is difficult to predict the outcome of any litigation, the Company has established litigation reserves where necessary in accordance with generally accepted accounting principles.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the trading symbol ‘‘MHL’’ on July 30, 2004. As of March 2, 2006, we had 28,799,140 shares of common stock outstanding, held by 119 holders of record and approximately 9,400 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

	Stock Prices			Cash Dividends Declared Per Share
	High	Low	Close
2005
Fourth Quarter	$15.00	$12.88	$13.66	$0.48	(1)
Third Quarter	20.22	12.88	14.22	0.48
Second Quarter	19.41	14.60	18.25	0.48
First Quarter	18.65	15.40	15.95	0.48
2004
Fourth Quarter	$19.46	$13.70	$17.95	$0.44	(2)
Third Quarter(3)	14.59	11.30	14.45

(1)	Our fourth quarter dividend was declared in December 2005 and paid in January 2006.

(2)	Our first dividend was declared in December 2004 and paid in January 2005 with respect to our REIT taxable earnings during the third and fourth quarters of 2004.

(3)	Commenced trading July 30, 2004.

In order to qualify for the tax benefits accorded to a REIT under the Code, we intend to pay quarterly dividends such that all or substantially all of our REIT taxable income each year (subject to certain adjustments) is distributed to our stockholders. All of the distributions that we make will be at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors that the board of directors deems relevant.

Following is information about securities authorized for issuance under our equity compensation plans at December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	859,165	$12.15	1,094,075
Equity compensation plans not approved by stockholders	—	—	—
Total	859,165	$12.15	1,094,075

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
November 2005	90,400	$13.03	90,400	$28,822,291
Total	90,400	$13.03	90,400	$28,822,291

ITEM 6.    SELECTED FINANCIAL DATA

The summary consolidated historical balance sheet and statement of operations data have been derived from the historical consolidated financial statements of the Company. You should read the consolidated selected financial data together with the more detailed information contained in the consolidated financial statements and related notes and ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ included elsewhere in this annual report on Form 10-K.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands except per share data)
Operating Data:
Revenues:
Gain on sale of mortgage loans	$200,517	$70,397	$87,215	$35,145	$18,817
Brokerage revenues	28,065	36,283	63,030	50,218	8,834
Net interest income	69,042	30,887	10,720	7,937	2,735
Realized and unrealized gain (loss) on hedging instruments	9,672	(7,852)	—	—	—
Other	962	566	980	216	—
Total revenues	308,258	130,281	161,945	93,516	30,386
Operating expenses:
Compensation and employee benefits	135,146	82,077	77,851	54,844	16,769
Processing expenses	61,225	24,603	27,828	16,235	9,000
General and administrative expenses	26,875	12,321	9,867	7,719	3,896
Rent	10,614	7,670	6,483	4,738	1,477
Marketing, loan acquisition and business development	4,407	4,203	6,504	5,062	1,844
Professional fees	10,615	3,510	2,930	1,918	687
Depreciation and amortization	4,360	2,726	2,408	1,890	1,010
Total operating expenses	253,242	137,110	133,871	92,406	34,683
Income (loss) before income taxes	55,016	(6,829)	28,074	1,110	(4,297)
Income taxes	14,669	1,617	3,799	252	107
Net income (loss)	40,347	(8,446)	24,275	858	(4,404)
Dividends on convertible redeemable preferred stock, accrued and unpaid	—	3,947	6,299	5,757	8,029
Net income (loss) attributable to common stockholders	$40,347	$(12,393)	$17,976	$(4,899)	$(12,433)
Net income (loss) per share:
Basic	$1.69	$(1.46)	$34.71	$(9.53)	$(24.20)
Diluted	$1.66	$(1.46)	$5.23	$(9.53)	$(24.20)
Weighted average shares outstanding, basic	23,887	8,517	518	514	514
Weighted average shares outstanding, diluted	24,258	8,517	4,644	514	514

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Other Data:
Purchase originations	$14,606,017	$6,373,666	$3,366,837	$2,460,245	$1,018,772
Refinancing originations	14,616,767	6,672,231	8,529,449	4,972,621	1,915,184
Total originations	$29,222,784	$13,045,897	$11,896,286	$7,432,866	$2,933,956
Fixed-rate originations	$12,998,453	$6,957,182	$9,225,722	$6,300,949	$2,891,812
Adjustable-rate originations	16,224,331	6,088,715	2,670,564	1,131,917	42,144
Total originations	$29,222,784	$13,045,897	$11,896,286	$7,432,866	$2,933,956
Conventional conforming originations	$7,476,519	$4,283,001	$7,610,969	$4,919,549	$2,058,798
Pay option ARM originations	5,326,259	—	—	—	—
Non-conventional (‘‘Government’’) conforming originations	727,804	589,722	1,378,396	934,451	745,521
Jumbo originations	1,871,047	3,054,216	1,845,344	1,131,130	96,670
Non-prime originations	4,111,470	851,678	198,796	60,943	1,821
Alt A originations	7,913,058	3,574,392	651,239	291,168	25,077
Home equity and second mortgage originations	1,796,627	692,888	211,542	95,625	6,069
Total originations	$29,222,784	$13,045,897	$11,896,286	$7,432,866	$2,933,956
Weighted average middle FICO credit score	717	720	718	709	694
Total mortgage whole loan sales	$22,175,190	$7,637,053	$8,048,959	$5,422,590	$2,826,868
Brokered originations	1,718,368	2,079,556	3,631,476	2,003,243	106,878
Weighted average first lien principal balance of loan originations	236.9	230.6	200.6	183.9	130.9
Weighted average first lien loan-to-value ratio of loan originations	74.19%	72.73%	72.02%	71.87%	78.59%
Percentage of single family loan originations to total loan originations	68.1	70.6	75.5	76.2	81.4
Percentage of co-op apartment loan originations to total loan originations	0.8	1.2	7.0	6.8	0.3
Weighted average whole loan sales price as a percent of par	101.96	101.98	102.38	102.78	101.96
Operating expense as a percent of total loans originated(1)	0.87	0.84	1.13	1.24	1.18
Return on average assets	0.01	(0.43)	5.64	0.17	(1.47)
Number of branches at period end	56	47	31	24	20
Number of employees at period end	2,328	1,518	1,285	1,002	475

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data:
Cash and equivalents	$36,757	$70,224	$22,261	$2,104	$3,418
Restricted cash	712	1,679	1,517	5,106	2,240
Marketable securities held to maturity	3,675	7,546	1,419	1,398	1,649
ARM loans collateralizing debt obligations, net	4,681,554	1,432,692	—	—	—
ARM loans held for securitization, net	282	1,166,961	—	—	—
Mortgage loans held for sale	3,378,197	784,592	324,753	434,258	502,523
Mortgage-backed securities-available for sale	23,357	—	—	—	—
Hedging instruments	54,472	19,526	343	3,792	1,623
Receivables, net of allowance	146,043	28,731	10,301	15,137	7,841
Prepaids and other current assets	31,262	11,693	5,538	4,251	1,853
Goodwill	11,639	11,639	11,665	8,250	5,845
Property and equipment	13,941	5,567	5,324	4,091	2,505
Total assets	$8,381,891	$3,540,850	$383,121	$478,387	$529,497
Collateralized debt obligations	$4,485,197	$1,331,986	—	—	—
Warehouse lines payable	3,177,990	1,869,385	$300,699	$413,916	$490,713
Repurchase agreements	87,058	67,674	—	8,889	—
Hedging instruments	8,801	1,145	3,202		—
Junior subordinated debentures	77,324	—	—	—	—
Notes payable and other debt	15,000	15,000	1,125	6,250	3,155
Accounts payable, accrued expenses and other liabilities	176,619	63,993	30,996	26,509	13,857
Total liabilities	8,027,989	3,349,183	336,022	455,564	507,725
Convertible redeemable preferred stock	—	—	62,557	56,259	50,501
Total stockholders' equity	353,902	191,667	(15,458)	(33,436)	(28,729)
Total liabilities and stockholders’ equity	$8,381,891	$3,540,850	$383,121	$478,387	$529,497

(1)	Total operating expenses divided by total originations, as measured by original principal balance.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a self-originating real estate investment trust that generates earnings by managing a portfolio of high quality ARM loans and by originating loans for sale through our mortgage banking subsidiary. Our goal is to grow our mortgage banking operations and our ARM portfolio with the objective of generating stable earnings and dividends that grow over time.

2005 Results

In 2005, we expanded our investment portfolio of self-originated ARM loans from approximately $2.6 billion as of December 31, 2004 to approximately $4.7 billion as of December 31, 2005. To fund our portfolio growth and support continued growth in mortgage banking operations, we completed a secondary public offering of common stock in June 2005 and sold 7,289,428 shares at a price to the public of $18.25 per share. In July 2005, the underwriters of the secondary public offering exercised, in full, their option to purchase an additional 1,422,646 shares of common stock from the Company at the public offering price of $18.25 to cover over-allotments. Net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses, were approximately $150 million. In addition, certain stockholders sold 2,194,878 shares in the public offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

During 2005, we completed five securitizations, and our taxable REIT subsidiary completed its first REMIC securitization. The securitizations totalled approximately $4.4 billion. The transactions provided the Company with attractive financing costs and a stable source of long-term liquidity. Our annualized net interest margin on the REIT portfolio during 2005 was 97 basis points, generating $37.5 million of net interest income on a standalone basis.

In April and May 2005, the Company issued, in two private placements, an aggregate of $75 million of TPS through trust subsidiaries and sold them to a collateralized debt obligation pool vehicle. Proceeds from the TPS sales were used to support the continued expansion of MortgageIT, as well as to grow the Company’s self-originated loan portfolio.

Our mortgage banking operations expanded significantly during 2005. Despite flat year-over-year industry origination volume, we grew our volume by 124% in 2005. Our strategy has been to grow the business organically through the development of new branches managed by seasoned mortgage professionals. In 2005, we added a total of 9 new branches to accommodate growth across our wholesale, correspondent, retail and sub-prime wholesale operations. As a result, our funded loan volume increased in 2005 to $29.2 billion from $13.0 billion in 2004.

During the course of the year, the composition of our mortgage originations changed in response to the market environment. Rising interest rates caused a shift toward new loan programs that offer flexibility in payments, such as POAs. The Company’s taxable REIT subsidiary began originating POAs in the second quarter of 2005 and volume grew throughout the year. Total loan origination volume for these products, for the three and twelve months ended December 31, 2005, constituted 24.4% and 18.2% of total loan volume, respectively.

Sub-prime volume also significantly increased in 2005. However, in the fourth quarter of 2005, gain on sale margins for sub-prime loans narrowed significantly industry-wide. In response to these adverse industry conditions, the Company reduced its presence in the sub-prime origination market by decreasing the number of its sub-prime branches from six to three and implementing related work force reductions. Sub-prime volume accounted for 13.8% of total 2005 volume, versus 6.5% of total 2004 volume.

On a consolidated basis, our net income increased from a loss of $(8.4) million in 2004 to $40.3 million in 2005. The increase is primarily attributable to higher gain on sale of mortgage loans despite the decline in sub-prime margins in the fourth quarter, as well as higher net interest income in mortgage banking and in the investment portfolio.

Outlook for 2006

According to the Mortgage Bankers Association, further interest rate increases are expected to cause an overall industry slowdown in mortgage originations, resulting in 19% lower volume in 2006 versus 2005. Nevertheless, under current conditions, we anticipate continued growth in our mortgage originations as branches that we opened in 2005 reach full productivity and expand our market penetration in regions that we entered during 2005. We expect our loan origination volume to be approximately $6.0 to $6.5 billion in the first quarter of 2006. At the same time, we anticipate that increased competition will put pressure on gain on sale margins. Also we expect future sub-prime loan volume not to be a material component of our total originations as we will have substantially exited the wholesale sub-prime business by the end of the first quarter of 2006.

During 2006, the yield curve is expected to flatten further, driven by increasing short-term interest rates, and we anticipate that, by year-end, this will cause higher warehouse borrowing costs for our mortgage banking operations as well as additional compression in our net interest margin at the REIT.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Revenues:
Gain on sale of mortgage loans	65.1%	54.0%	53.9%
Brokerage revenues	9.1%	27.9%	38.9%
Net interest income	22.4%	23.7%	6.6%
Realized and unrealized gain (loss) on hedging instruments	3.1%	(6.0)%	—
Other	0.3%	0.4%	0.6%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	44.0%	62.9%	48.2%
Processing expenses	19.9%	18.9%	17.2%
General and administrative expenses	8.7%	9.5%	6.1%
Rent	3.4%	5.9%	4.0%
Marketing, loan acquisition and business development	1.4%	3.2%	4.0%
Professional fees	3.4%	2.7%	1.8%
Depreciation and amortization	1.4%	2.1%	1.5%
Total operating expenses	82.2%	105.2%	82.8%
Income (loss) before income taxes	17.8%	(5.2)%	17.2%
Income taxes	4.7%	1.3%	2.2%
Net income (loss)	13.1%	(6.5)%	15.0%

Year ended December 31, 2005 compared to year ended December 31, 2004

Net income (loss)

On a consolidated basis, our net income increased from a loss of $(8.4) million in 2004 to $40.3 million in 2005. The increase is primarily attributable to higher gain on sale of mortgage loans despite the decline in sub-prime margins in the fourth quarter, as well higher net interest income in mortgage banking and in the investment portfolio. Total revenues increased year over year by approximately 137% from $130.3 million to $308.3 million, while total expenses increased approximately 85% year over year from $137.1 million to $253.2 million. Gain on sale of mortgage loans increased by 185% in 2005 compared to 2004 and net interest income increased by approximately 124%. In addition, we recorded a $9.7 million gain on derivatives used in our investment portfolio hedging program, as we did not qualify for hedge accounting on certain hedging transactions during the first quarter of 2005. These revenue increases were partly offset by decreases of approximately 17% and 23%, respectively, in our 2005 loan brokerage volume and revenue compared with 2004. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the year ended December 31,
	2005			2004(2)
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$3,798,462	5.01%	$190,341	$462,596	5.09%	$23,536
Mortgage loans held for sale	2,431,995	5.54	134,701	636,950	5.61	35,737
Cash and cash equivalents	55,695	1.37	764	47,411	2.26	1,073
	6,286,152	5.18	325,806	1,146,957	5.26	60,346
Interest-bearing liabilities:
Collateralized debt obligations	3,214,276	4.06	130,391	250,090	2.77	6,955
Warehouse lines payable	2,770,380	4.26	118,001	807,397	2.62	21,140
Other debt	154,138	5.43	8,372	25,124	5.43	1,364
	6,138,794	4.18	256,764	1,082,611	2.72	29,459
Net interest-earning assets and spread	$147,358	1.00%	$69,042	$64,346	2.54%	$30,887
Net interest margin(1)		1.10%			2.69%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

(2)	There were no mortgage investment operations prior to August 4, 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or ‘‘REIT’’, began operations on August 4, 2004 as a result of our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income increased to $37.5 million for the twelve months ended December 31, 2005 from $10.9 million for the period ended December 31, 2004. The increase was due to higher average earning assets of $3.9 billion for the twelve months ended December 31, 2005 compared with average earning assets of $1.2 billion for the period ended December 31, 2004. Net interest margin at the REIT declined to .97% for the twelve months ended December 31, 2005 from 2.18% for the period ended December 31, 2004 due to continued flattening of the yield curve as average 1-month LIBOR rose to 3.39% in 2005 from 1.50% in 2004, as well as the impact of increased loan basis amortization due to faster pre-payment speeds. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the year ended December 31,			August 4, through December 31,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$3,798,462	4.83%	$183,510	$1,117,682	4.99%	$23,143
Cash and cash equivalents	63,094	3.38	2,135	85,843	2.24	798
	3,861,556	4.81	185,645	1,203,525	4.79	23,941
Interest-bearing liabilities:
Collateralized debt obligations	3,214,276	4.04	130,015	604,244	2.77	6,955
Warehouse lines payable	391,407	3.86	15,118	460,351	2.99	5,743
Repurchase agreements	86,426	3.53	3,049	33,328	2.21	306
	3,692,109	4.01	148,182	1,097,923	2.84	13,004
Net interest-earning assets and spread	$169,447	0.80%	$37,463	$105,602	1.95%	$10,937
Net interest margin(1)		0.97%			2.18%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased 50% to $1.8 million for the twelve months ended December 31, 2005 from $1.2 million for the period ended December 31, 2004. The increase was primarily due to an increase in the number of employees as the mortgage investment operations increased in scale.

Processing expenses.    Mortgage loan processing expenses increased to $5.2 million for the twelve months ended December 31, 2005 from $729,000 for the period ended December 31, 2004. The increase was primarily due to higher subservicing costs and loan loss provision, driven by an increase in the average earning assets to $3.9 billion for the twelve months ended December 31, 2005 from $1.2 billion for the 2004 period.

General and administrative expenses.    General and administrative expenses increased to $2.0 million for the twelve months ended December 31, 2005 from $592,000 for the period ended December 31, 2004. This increase was primarily due to higher insurance and hedge expenses, driven by an increase in the average earning assets to $3.9 billion for the year ended December 31, 2005 from $1.2 billion for the 2004 period.

Professional fees.    Professional fees increased to $2.0 million for the twelve months ended December 31, 2005 from $479,000 for the period ended December 31, 2004. This increase was primarily due to higher legal and audit expenses, which audit expenses include costs associated with the Company's Sarbanes-Oxley Section 404 requirements.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sales of mortgage loans increased approximately 173% to $224.8 million for the twelve months ended December 31, 2005 from $82.4 million for the twelve months ended December 31, 2004. Mortgage whole loan sales to third parties increased by approximately 192% to $22.2 billion, after the elimination of $3.3 billion in intercompany loan sales, for the twelve months ended December 31, 2005 from $7.6 billion for the twelve months ended December 31, 2004.

Brokerage revenue.    Brokerage revenue decreased by approximately 23% to $28.1 million for the twelve months ended December 31, 2005 from $36.3 million for the twelve months ended December 31, 2004. The decrease was primarily attributable to a 23% decrease in the volume of loans brokered to third parties, resulting primarily from a shift away from loans brokered to loans funded using the TRS warehouse lines in the Company’s retail channel.

Net interest income.    Net interest income increased by approximately 24% to $24.2 million for the twelve months ended December 31, 2005 from $19.6 million for the twelve months ended December 31, 2004. The increase is attributable to a higher average balance of loans held for sale, primarily due to the aggregation of loans in anticipation of transfer to the REIT, as well as a higher average balance of loans held for sale to third parties. However, the cost of funds for loans held for sale increased in 2005 in line with an increase in average 1-month LIBOR to 3.39% in 2005 from 1.50% in 2004. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the years ended December 31,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$2,431,995	5.54%	$134,701	$636,950	5.61%	$35,737
Cash and cash equivalents	20,663	2.90	599	11,882	2.32	275
	2,452,658	5.51	135,300	648,832	5.55	36,012
Interest-bearing liabilities:
Warehouse lines payable	2,378,973	4.32	102,883	616,863	2.50	15,397
Junior subordinated debentures and other debt	94,804	8.71	8,256	11,330	9.34	1,058
	2,473,777	4.49	111,139	628,193	2.62	16,455
Net interest-earning assets and spread	$(21,119)	1.02%	$24,161	$20,639	2.93%	$19,557
Net interest margin(1)		0.99%			3.01%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 65% to $133.4 million for the twelve months ended December 31, 2005 from $80.8 million for the twelve months ended December 31, 2004. The increase was due to higher staffing resulting from the addition of eight branches and a new operations center opened in 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 131% to $57.8 million for the twelve months ended December 31, 2005 from $25.0 million for the twelve months ended December 31, 2004. The increase was primarily due to higher prime and sub-prime origination volumes as well as higher loan repurchase expenses in 2005 relative to 2004.

General and administrative expenses.    General and administrative expenses increased by approximately 107% to $24.2 million for the twelve months ended December 31, 2005 from $11.7 million for the twelve months ended December 31, 2004. This increase was primarily due to greater general and administrative expenses related to eight new branches and a new operations center opened in 2005, as well as staffing growth in existing branches resulting from higher origination volumes.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 5% to $4.4 million for the twelve months ended December 31, 2005 from $4.2 million for the twelve months ended December 31, 2004. The increase was primarily due to higher business development expenses associated with the expansion into new geographic areas and growth in originations in 2005.

Rent expense.    Rent expense increased approximately 38% to $10.6 million for the twelve months ended December 31, 2005 from $7.7 million for the twelve months ended December 31, 2004. This increase was primarily due to eight new branches and a new operations center opened in 2005.

Professional fees.    Professional fees increased approximately 187% to $8.6 million for the twelve months ended December 31, 2005 from $3.0 million for the twelve months ended December 31, 2004. This increase was primarily due to higher audit expenses, which audit expenses include costs associated with the Company's Sarbanes-Oxley Section 404 requirements, accounting and consulting fees associated with our first full year as a public company, as well as an increase in legal expenses and increased management recruitment fees.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased approximately 63% to $4.4 million for the twelve months ended December 31, 2005 from $2.7 million for the twelve months ended December 31, 2004. The increase was primarily due to increased capital expenditures related to eight new branches and a new operations center opened in 2005.

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

Year ended December 31, 2004 compared to year ended December 31, 2003

Net income (loss)

Consolidated net income decreased by approximately 135% to a net loss of $(8.4) million for the twelve months ended December 31, 2004 from net income of $24.3 million for the twelve months ended December 31, 2003. The decrease is attributable to lower gain on sale of mortgage loans, lower profitability from retail origination activity, including lower brokerage revenues, losses on derivatives used in our investment portfolio hedge program and increased operating expenses, inclusive of expansion activities in our mortgage operations. Total revenues decreased year over year by approximately 19.6% from $161.9 million to $130.3 million, while total expenses increased 2.4% year over year from $133.9 million to $137.1 million. Our 2004 loan brokerage volume and revenue decreased by 42.7% and 42.4%, respectively, from 2003. In addition, gain on sale of mortgage loans decreased by 19.3% in 2004 compared to 2003 and we recorded a $7.8 million loss on derivatives used in our investment portfolio hedging program. The decline in brokerage and gain on sale revenues and the loss on derivatives were partly offset by a 188% increase in net interest income from 2003 to 2004.

Mortgage Investment Operations

Our mortgage investment operations segment, or ‘‘REIT’’, began operations on August 4, 2004 as a result of our reorganization and initial public offering. This business segment generates revenue from net interest income earned on our Portfolio ARM Loans.

Revenues

Net interest income.    REIT net interest income was $10.9 million on average earning assets of $1.2 billion for the period from August 4, to December 31, 2004. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period (there were no mortgage investment operations prior to August 4, 2004):

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	August 4, through December 31,
	2004
	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio ARM Loans	$1,117,682	4.99%	$23,143
Cash and cash equivalents	85,843	2.24	798
	1,203,525	4.79	23,941
Interest-bearing liabilities:
Collateralized debt obligations	604,244	2.77	6,955
Warehouse lines payable	460,351	2.99	5,743
Repurchase agreements	33,328	2.21	306
	1,097,923	2.84	13,004
Net interest-earning assets and spread	$105,602	1.95%	$10,937
Net interest margin(1)		2.18%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

REIT operating expenses totaled $3.0 million for the period from August 4, to December 31, 2004, primarily consisting of:

•	compensation and employee benefits;

•	mortgage loan processing expenses; and

•	professional fees and general and administrative expenses.

A substantial portion of REIT expenses are fixed in nature. The variable expenses are primarily processing expenses, including subservicing costs, provision for credit losses and brokerage commission expenses paid on Eurodollar contracts.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sales of mortgage loans decreased approximately 5.5% to $82.4 million for the twelve months ended December 31, 2004 from $87.2 million for the twelve months ended December 31, 2003. Mortgage whole loan sales to third parties decreased by 5.0% to $7.6 billion, after the elimination of $2.4 billion in intercompany loan sales, for the twelve months ended December 31, 2004 from $8.0 billion for the twelve months ended December 31, 2003.

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

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the years ended December 31,
	2004			2003
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$636,950	5.61%	$35,737	$417,601	5.80%	$24,225
Cash and cash equivalents	11,882	2.32	275	8,137	1.22	99
	648,832	5.55	36,012	425,738	5.71	24,324
Interest-bearing liabilities:
Warehouse lines payable	616,863	2.50	15,397	408,715	3.11	12,700
Note payable and other debt	11,330	9.34	1,058	6,481	13.95	904
	628,193	2.62	16,455	415,196	3.28	13,604
Net interest-earning assets and spread	$20,639	2.93%	$19,557	$10,542	2.43%	$10,720
Net interest margin(1)		3.01%			2.52%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 3.8% to $80.8 million for the twelve months ended December 31, 2004 from $77.9 million for the twelve months ended December 31, 2003. The increase was due to higher staffing resulting from the addition of fourteen branches opened in 2004.

Processing expenses.    Mortgage loan processing expenses decreased approximately 10.1% to $25.0 million for the twelve months ended December 31, 2004 from $27.8 million for the twelve months ended December 31, 2003. The decrease was primarily due to lower investor fees and lower loan repurchase expenses in 2004 relative to 2003.

General and administrative expenses.    General and administrative expenses increased by 18.9% to $11.7 million for the twelve months ended December 31, 2004 from $9.9 million for the twelve months ended December 31, 2003. This increase was primarily due to greater general and administrative expenses related to fourteen new branches opened in 2004, combined with non-recurring general and administrative expenses associated with MortgageIT's reorganization and our initial public offering in 2004.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses decreased approximately 35.4% to $4.2 million for the twelve months ended December 31, 2004 from $6.5 million for the twelve months ended December 31, 2003. The decline was primarily due to decreased use of internet loan production leads by the retail division.

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

Depreciation and amortization expenses.    Depreciation and amortization expenses increased 13.2% to $2.7 million for the twelve months ended December 31, 2004 from $2.4 million for the twelve months ended December 31, 2003. The increase was primarily due to increased capital expenditures related to fourteen new branches opened in 2004.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

FINANCIAL CONDITION

Prior to our reorganization as a REIT, our assets consisted primarily of mortgage loans held for sale. At December 31, 2005 and 2004, our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale, representing 56% and 40%, respectively, of total assets at December 31, 2005, and 73% and 22%, respectively, of total assets at December 31, 2004.

Total assets increased by $4.84 billion from December 31, 2004 to December 31, 2005. The increase primarily reflects an increase in Portfolio ARM Loans in the amount of $2.08 billion and an increase in mortgage loans held for sale in the amount of $2.59 billion. Portfolio ARM Loans consists of $4.68 billion and $1.43 billion of ARM loans that collateralize debt obligations, and $0.3 million and $1.17 billion of ARM loans held for securitization at December 31, 2005 and 2004, respectively. The growth of ARM loans that collateralize debt obligations was primarily funded by an increase in securitizations of $3.15 billion and $1.33 billion and the growth in mortgages held for sale was primarily funded by an increase in warehouse lines payable of $1.31 billion and $1.57 billion at December 31, 2005 and 2004, respectively.

The following table presents various characteristics of our Portfolio ARM Loans as of December 31, 2005. The aggregate unpaid principal balance of the loans included in this table is approximately $4.6 billion.

	Average	High	Low
Original loan balance	$283,750	$1,500,000	$21,207
Coupon rate on loans	5.53%	7.38%	3.50%
% Gross margin	2.32%	3.00%	1.75%
Lifetime cap	5.80%	13.25%	2.00%
Original term (months)	360	360	360
Remaining term (months)	350	358	335
Geographic distribution (top 5 states):
California			54.6%
Arizona			7.7
Washington			6.6
Florida			5.0
Illinois			3.3
Other			22.8
Occupancy status:
Owner occupied			88.9%
Investor			8.5
Second home			2.6
Documentation type:
Full Documentation			43.5%
Stated Income/Verified Assets			44.8
Stated Income/Stated Assets			3.3
Verified Assets			2.9
No Documentation			5.5
Loan purpose:
Purchase			57.0%
Cash-out refinance			26.9
Rate & term refinance			16.1
Original loan-to-value:
80.01% and over			1.9%
70.01%-80.00%			72.1
60.01%-70.00%			15.8
50.01%-60.00%			5.9
50.00% or less			4.3
Weighted average original loan-to-value			74.1%
Property type:
Single family			60.5%
PUD			23.4
Condominium			11.6
Other residential			4.5
ARM loan type:
3-year hybrid			23.4%
5-year hybrid			75.9
Other			0.7
ARM interest rate caps:
Initial cap:
Under 3.00			6.0%
3.01-4.00			0.0
4.01-5.00			21.1
5.01-6.00			72.9
Periodic cap:
None			0.4%
Under 1.00%			0.1
Over 1.00%			99.5
Percent of interest-only loan balances			82.4%
FICO score at origination:
801 and over			2.8%
751 to 800			32.3
701 to 750			43.2
651 to 700			21.0
650 or less			0.7
Weighted average FICO(1) score:			734

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’), many of which require the use of estimates, judgments and assumptions that affect reported amounts. Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. In accordance with recent SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition, and require complex management judgment are described below. Additional information regarding our accounting policies is contained in Note 1 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Derivatives and Hedging Activities

We utilize derivatives to manage interest rate risk exposure. In accordance with SFAS No. 133, ‘‘Accounting for Derivative Investments and Hedging Activities,’’ all derivative instruments are recorded at fair value. We designate every derivative instrument as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment, (2) a hedge of the variability of cash flows to be paid related to either a forecasted or recognized liability, or (3) a free-standing derivative instrument.

To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We determine the effectiveness of our interest rate risk management activities using standard statistical measures. If we are unable to qualify certain of our interest rate risk management activities for hedge accounting, then the gain or loss on the associated derivative financial instruments would be reflected in current period earnings. See Note 4 of our consolidated financial statements included elsewhere in this annual report on Form 10-K for further information pertaining to our accounting for derivatives and hedging activities.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the change in the fair value of the hedged asset or liability, are recorded in earnings. Our fair value hedges are used primarily for mortgage loans held for sale.

Gains and losses on a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (loss) to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Our cash flow hedges are used primarily to hedge the financing cost for forecasted or recognized mortgage-backed collateralized debt obligations.

We obtain the fair value of Eurodollar futures, forward delivery contracts on MBS (‘‘TBA Securities’’), options on TBA Securities and interest rate swaps and caps from quoted market prices.

The fair value of forward sale commitments to deliver mortgages is estimated using current quoted market prices for dealer or investor commitments as applies to our existing positions.

The fair value of an interest rate lock commitment (‘‘IRLC’’) is based on an estimate of the fair value of the underlying mortgage loan, and given the probability that the loan will fund within the terms of the IRLC. After issuance, the value of an IRLC can change and be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the underlying loan will fund is driven by a number of factors, in particular, the change, if any, in mortgage rates after the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applicant, purpose for the loan (purchase or refinance) and the application approval rate.

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

Interest Income on Portfolio ARM Loans

Interest income is accrued based on the outstanding principal amount and contractual terms of our loans. Direct loan origination fees and costs are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method. Estimating prepayments and estimating the remaining lives of the loans requires management judgment, which involves consideration of possible future interest rate environments. The actual lives could be more or less than the amount estimated by management. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management in this annual report on Form 10-K for further details.

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

REMIC Securitization

MortgageIT structured its first REMIC securitization so that control over the collateral was transferred and the transfer was accounted for as a sale.  In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In the REMIC securitization, MortgageIT retained the right to service the underlying mortgage loans and Holdings also purchased certain mortgage securities issued by the trust (see Note 5 to the consolidated financial statements included elsewhere in this annual report on Form 10-K). The gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the REMIC securitization – the loans transferred, the mortgage securities purchased and the mortgage servicing rights. We obtain the estimated fair value of the MBS from different sources, including broker dealers. The initial value of the MBS we purchase in a REMIC securitization is derived from the allocated cost, based upon the relative fair value of the entire REMIC securitization.

An implied yield (discount rate) is calculated based on the initial value derived above and using projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates. Additionally, this yield serves as the initial accretable yield used to recognize income on the securities.

Mortgage Servicing Rights

MortgageIT recorded MSR arising from the sale of mortgages in the REMIC securitization at the allocated cost, utilizing the relative fair value allocation method based upon an estimate of what a third party would pay for the MSR. The MSR are amortized in proportion to and over the estimated period of net servicing income. MortgageIT subsequently evaluates and measures the MSR for impairment by comparing the unamortized balance against the fair value obtained from a broker dealer. An impairment loss is recognized for MSR that have an unamortized balance in excess of the estimated fair value.

RECENTLY ISSUED PRONOUNCEMENTS

Historically, the Company has accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The Company has not reflected stock option-based employee compensation cost in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Under the provisions of SFAS No. 123R ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123R’’), effective in the period ending March 31, 2006, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

The grant date fair value of employee stock options will be measured using the an appropriate option pricing model. See ‘‘Stock Compensation’’ of Note 1 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for an illustration of the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123R as of January 1, 2003. The Company will adopt this statement when effective and is currently evaluating its impact.

In March 2005, SEC Staff Accounting Bulletin (‘‘SAB’’) No. 107, Application of SFAS No. 123 (revised 2004), ‘‘Accounting for Stock-Based Compensation,’’ was released. This release summarizes the SEC staff position regarding the interaction between SFAS No. 123 (revised 2004), Stock-Based Compensation, and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies.

In February 2006, FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments,’’ which addresses issues on the evaluation of beneficial interests issued in securitization transactions under SFAS No. 133. The statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after December 31, 2006. The Company will adopt this statement when effective and is currently evaluating its impact.

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

Liquidity from Mortgage Investment Operations

The principal sources of liquidity from our mortgage investment operations are the issuance of MBS, repurchase agreements, and principal payments and net interest earned from our Portfolio ARM Loans. The net interest income earned from our Portfolio ARM Loans is the primary source of income and liquidity for the payment of dividends to our stockholders. We believe that our liquidity level is in excess of that necessary to pay dividends to our stockholders and to satisfy our operating requirements.

Loan securitizations are the primary funding source for our Portfolio ARM Loans.

We securitize mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The loan securitization process benefits us by creating highly liquid securitized assets that can be readily financed in the capital markets. We believe there is a reliable and stable market for term financing of investment grade MBS that we issue. Through December 31, 2005, we completed seven securitization transactions in which we securitized ARM loans into a series of pro rata pay, floating-rate securities.

In these transactions, we issued AAA and AA− rated floating-rate pass-through certificates totaling $5.25 billion and A+/BBB+ subordinated floating-rate securities totaling $55.1 million to third party investors, and retained $112.2 million of subordinated certificates, which provide credit support to the higher-rated certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these MBS, we incurred securitization costs of $15.5 million, including investment banking fees, legal fees and other related costs. The securitization costs are amortized over the expected life of MBS.

As of December 31, 2005 and 2004, outstanding MBS were collateralized by ARM loans with a remaining principal balance of approximately $4.6 billion and $1.4 billion, respectively. These MBS mature between 2033 and 2035 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20% of its original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately two years.

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

Under these agreements, we sell some or all of the retained interest in our MBS to a counterparty and we agree to repurchase those assets at a future date. At maturity, we repurchase the assets from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of December 31, 2005 and 2004, we had $87.1 million and $67.7 million of securities outstanding under the repurchase agreements, respectively.

These financing arrangements are short-duration facilities, generally 30 days, secured by the retained interest in our MBS, the value of which may move inversely with changes in interest rates. A decline in the market value of our investments may limit our ability to borrow or result in lenders requiring additional collateral. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses.

In addition, we draw down on all but one of our warehouse credit facilities to finance loans that are held for securitization by the REIT.

Liquidity from Mortgage Banking Operations

The principal sources of liquidity from our mortgage banking operations are our warehouse credit facilities and our principal use of liquidity is the origination of new mortgage loans.

To originate a mortgage loan, MortgageIT utilizes its short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets, including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. Warehouse credit facilities generally have a term of one year and have been renewed annually. As of December 31, 2005, the aggregate amount outstanding under the warehouse facilities was $5.9 billion and the maximum amount available for additional borrowings under these facilities was approximately $1.3 billion.

During the year ended December 31, 2005, the Company negotiated three new warehouse credit facilities, bringing the total number of facilities it may draw upon to six.

These facilities bear interest at LIBOR plus a spread based on the types of loans being funded. The weighted average effective rate of interest for borrowings under all warehouse credit facilities, was approximately 4.3% and 2.6% for the years ended December 31, 2005 and 2004, respectively.

All mortgage loans held for sale have been pledged as collateral under the above warehouse credit facilities. The documents governing MortgageIT's warehouse credit facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require it to maintain minimum levels of tangible net worth, liquidity and stockholders' equity, and maximum leverage ratios, as well as to comply with applicable regulatory and investor requirements.

As of December 31, 2005, the Company was in compliance with the covenants contained in all of its warehouse credit facilities. However, as of November 30, 2005, the Company was not in compliance with a covenant in three of its warehouse credit facilities, for which waivers had been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur. These facilities also contain covenants limiting the Company's ability to:

•	consolidate, merge or enter into similar extraordinary transactions;

•	transfer or sell a substantial amount of assets;

•	create additional liens on the collateral; or

•	change the nature of its business, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

These limits may in turn restrict the Company's ability to pay cash or stock dividends on its common stock. In addition, under the facilities, the Company cannot continue to finance a mortgage loan that it holds through the facility if:

•	the loan is rejected as ‘‘unsatisfactory for purchase’’ by the ultimate investor and has exceeded its permissible warehouse period, which varies by facility;

•	the Company fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

•	the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse credit facility agreement).

In addition to the warehouse credit facilities, MortgageIT has entered into a mortgage loan purchase agreement with one of its warehouse lenders, which the Company refers to as a conduit facility. Under this agreement, the lender purchases a loan from MortgageIT, which enables MortgageIT to record the sale and recognize the gain on sale. Upon sale, MortgageIT removes both the loans and the corresponding warehouse liability from its balance sheet. A third party subsequently purchases the loan directly from the lender. MortgageIT facilitates the final settlement of the loan sale between the lender and the third party, and receives a performance fee for services provided to the lender. MortgageIT classifies the performance fee as brokerage revenue. The capacity available under the conduit facility is included in the aggregate capacity under the warehouse credit facility with the lender. The overall facility capacity at any given time is reduced by the outstanding balance on the warehouse credit facility plus the outstanding balance of the conduit facility. The conduit facility is not a committed facility and may be terminated at the discretion of the lender.

In addition to the warehouse facilities and the conduit facility, MortgageIT issued $77.3 million of junior subordinated debentures (the ‘‘Debentures’’) in two separate private placements. The Debentures were issued to a trust subsidiary of MortgageIT in order to fund the trust's obligations with respect to an aggregate of $75 million of TPS which were issued by such trust subsidiary. The

Debentures are floating-rate securities and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $2.5 million. These costs are being amortized over the expected life of the securities.

Also, MortgageIT entered into a note purchase agreement in March 2004, whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured notes (the ‘‘Notes’’) to an investor; MortgageIT sold an additional aggregate principal amount of $15 million of Notes to the investor in February 2006. The proceeds from the sale of the Notes provide working capital for MortgageIT. Under the related note purchase agreement, as amended, the Notes bore interest at (i) a rate of 10% per annum through September 30, 2004, (ii) a rate of 7.5% per annum from October 1, 2004 through March 31, 2005, (iii) a rate of 10% per annum from April 1, 2005 to August 23, 2005, (iv) a rate of 5.5% per annum from August 24, 2005 to February 20, 2006 and (v) a rate of 6.5% per annum from February 21, 2006 to maturity. Interest on the Notes is payable quarterly in arrears. The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. As of December 31, 2005, MortgageIT was in compliance with all of the restrictions and all but one of the covenants contained in the note purchase agreement, for which a waiver has been obtained. No assurance can be made that the investor will waive future covenant violations, if violations occur.

MortgageIT makes certain representations and warranties, and is subject to various affirmative and negative financial and other covenants, under the terms of both the warehouse credit facilities and certain investor loan sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the investors' underwriting standards and the accuracy of information. In the event of a breach of these representations, warranties or covenants or in the event of an early payment default, these loans may become ineligible collateral for the warehouse credit facilities or may become ineligible for sale to an investor, and MortgageIT may be required to repurchase the loans from the warehouse lender or the investor. MortgageIT has implemented procedures to help ensure quality control and conformity to underwriting standards and to minimize the risk of being required to repurchase loans. MortgageIT has been required to repurchase loans it has sold from time to time; however, to date, these repurchases have not had a material impact on the results of operations of MortgageIT.

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

Cash and Cash Equivalents

The Company's cash and cash equivalents decreased to $36.8 million at December 31, 2005 from $70.2 million at December 31, 2004. The Company's primary sources of cash and cash equivalents during the year ended December 31, 2005 were as follows:

•	a $3.15 billion increase in collateralized debt obligations;

•	a $1.31 billion increase in warehouse lines payable;

•	a $150.1 million increase from net proceeds from the sale of common stock; and

•	a $72.6 million increase from net proceeds from the issuance of junior subordinated debentures.

The Company's primary uses of cash and cash equivalents during the year ended December 31, 2005 were as follows:

•	a $2.08 billion increase in Portfolio ARM Loans;

•	a $2.59 billion increase in mortgage loans held for sale; and

•	a $40.8 million distribution and dividend payments.

The Company's cash and cash equivalents increased to $70.2 million at December 31, 2004 from $22.3 million at December 31, 2003. The Company's primary sources of cash and cash equivalents during the year ended December 31, 2004 were as follows:

•	a $163.4 million initial public offering;

•	a $1.33 billion increase in collateralized debt obligations;

•	a $1.57 billion increase in warehouse lines payable; and

•	a $67.7 million increase in repurchase agreements.

The Company's primary uses of cash and cash equivalents during the year ended December 31, 2004 were as follows:

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

On December 12, 2005, we declared a distribution on our common stock of $0.48 per share. The distribution was made in January 2006 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $13.6 million exceeded the minimum taxable income distribution requirements for the quarter.

We are required to make annual distributions of our income to our stockholders in order to maintain our REIT status and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to avoid corporate income tax and the nondeductible excise tax. Further, certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could, for example, include MBS we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to: (1) sell assets under adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

INFLATION

For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. To the extent inflation increases in the future at a rate that is faster than the market currently anticipates, interest rates are also likely to rise, which would likely reduce the number of mortgage loans we originate. A reduction in the number of loans we originate resulting from increased inflation would adversely affect our future results of operations. Additionally, to the extent that the investment portfolio earnings are sensitive to rising interest rates, unanticipated increases in inflation may adversely affect our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

In our REMIC securitization, we pooled the loans we originated and sold them to a trust where they serve as collateral for asset-backed securities, which the trust issues to the public and to the REIT.

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at December 31, 2005:

	Payments due by Period
	(Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,485,197	$1,263,387	$2,134,290	$1,087,520	$—
Warehouse lines payable	3,177,990	3,177,990	—	—	—
Repurchase agreements	87,058	87,058	—	—	—
Junior subordinated debentures	77,324	—	—	—	77,324
Operating leases(2)	49,438	12,972	22,802	12,977	687
Notes payable	15,000	—	15,000	—	—

(1)	Payments on our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for pre-payments. This estimate will differ from actual pre-payment amounts.

(2)	Net of sublease.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes, are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at December 31, 2005 and 2004:

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,327,144	$3,382,560	$3,388,115
Forward delivery commitments	1,733,257	(4,363)	(4,363)
Mortgage loans held for sale, net		3,378,197	3,383,752
ARM loans held for securitization, net	278	282	277
ARM loans collateralizing debt obligations, net	4,641,588	4,681,554	4,624,237
Mortgage-backed securities-available for sale		23,357	23,357
Hedging instruments	11,152,164	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197	4,485,197
Repurchase agreements	87,058	87,058	87,058
Junior subordinated debentures	77,324	77,324	77,324
Hedging instruments	7,242,693	8,801	8,801

	December 31, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$774,194	$784,592	$787,234
ARM loans held for securitization, net	1,157,188	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,418,323	1,432,692	1,434,534
Hedging instruments	6,428,399	19,526	19,526
Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385	$1,869,385
Collateralized debt obligations	1,331,986	1,331,986	1,331,986
Repurchase agreements	67,674	67,674	67,674
Hedging instruments	1,039,790	1,145	1,145

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

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	December 31, 2005
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Loans:
Index:
Six-month LIBOR	$25,184	0.5%
One-year constant maturity treasury	4,897	0.1%
	30,081	0.6%
Hybrid ARM Loans:
Index:
3 years or less	1,088,005	23.5%
Over 3 years to 5 years	3,523,780	75.9%
	4,611,785	99.4%
	$4,641,866	100.0%

As we build our investment portfolio of mortgage loans, our risk management is focused on protecting against possible ‘‘compression’’ in the net interest margin earned on our investment portfolio. The ‘‘yield curve’’ creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the ARM and Hybrid ARM loan portfolio and the corresponding funding sources. As discussed below, Hybrid ARM loans are the primary loans requiring hedging of the corresponding funding sources.

Traditional ARM loans have shorter repricing periods (one year or less) than do Hybrid ARM loans. The interest rate on Traditional ARM loans will reset monthly, semi-annually or annually at a contractual margin over a U.S. Treasury index or a LIBOR index. The corresponding funding liabilities will similarly have shorter contractual repricing frequencies. Additionally, when Hybrid ARM loans reach the end of their fixed rate period and become ‘‘rolled Hybrids,’’ they reprice based on semi-annual or annual LIBOR or U.S. Treasury indices and behave much like Traditional ARMs. While there exists some ‘‘basis risk’’ between the repricing of both the Traditional ARMs and rolled Hybrids versus the typical one month funding costs of the portfolio, management believes this basis risk is manageable. Hybrid ARM loans initially have longer repricing periods than Traditional ARMs. We may not be able to obtain matched repricing features for the corresponding funding sources since our borrowings generally have shorter repricing contractual terms than most of our Hybrid ARM loans where the initial rate is fixed for up to five years.

To mitigate the effect of interest rate fluctuations on our net interest income, including the effect of prepayment rates, we hedge the financing costs of our issued mortgage-backed securities with interest rate swap agreements, Eurodollar futures contracts and interest rate cap agreements (collectively, ‘‘Portfolio Hedging Instruments’’) in order to better match the repricing durations of our Portfolio ARM Loans and our issued mortgage-backed securities.

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

We enter into interest rate cap agreements (‘‘Cap Agreements’’) by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the LIBOR-based interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate expense on a portion of our borrowings above a level specified by the Cap Agreement. The purchase price of these Cap Agreements is amortized over the life of the Cap Agreements, and the amortization expense generally increases as the Cap Agreements approach maturity. Therefore, the cap premium amortization expense in future periods can be expected to increase from the current amortization rate.

We enter into interest rate swap agreements (‘‘Swap Agreements’’) to fix the interest rate on a portion of our borrowings as specified in the Swap Agreement. When we enter into a Swap Agreement, we generally agree to pay a fixed interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting our variable-rate debt into fixed-rate debt over the life of the Swap Agrements.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point (‘‘bp’’) incremental instantaneous parallel shifts in the LIBOR yield curve as of December 31, 2005 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of December 31, 2005

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$59,136	$32,981	$(39,036)	$(80,896)
Hedged liabilities	(49,995)	(29,208)	37,278	79,731
Net change in market value of portfolio equity	$9,141	$3,773	$(1,758)	$(1,165)
Percentage change in market value of portfolio equity	3.86%	1.59%	(0.74)%	(0.49)%

The use of Portfolio Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Portfolio Hedging Instruments on the market value of the investment portfolio are reflected in the model's output. This analysis also takes into consideration the value of options embedded in our mortgage assets, including constraints on the repricing of the interest rate of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive, such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The sensitivity of equity calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes, will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

The table below presents the duration of our assets and liabilities as of December 31, 2005, under the then prevailing yield curve, as well as with instantaneous parallel 50 bps shifts in the curve. Positive portfolio duration indicates that the market value of the investment portfolio, net of borrowings and hedges, will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect the market value of portfolio equity.

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.02	1.21	1.44	1.62	1.74
Duration of Borrowings and Hedges	0.85	1.12	1.42	1.69	1.88
Net Portfolio Duration	0.17	0.09	0.02	(0.07)	(0.14)

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

The committed pipeline consists of loan applications in process where we have issued IRLCs to the applicants (or financial intermediaries). IRLCs guarantee the rate and points on the underlying mortgage for a specified period, generally from seven to sixty days. Managing the price risk related to the committed pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The primary factor that drives the variability of the closing percentage is change in mortgage rates. In general, the percentage of applications in the committed pipeline that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants' committed rates. The closing percentage is also influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates for the committed pipeline using empirical data taking into account all of these variables. To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, MortgageIT uses various derivative instruments, including forward sale loan commitments, Eurodollar futures contracts and forward sales and purchases of mortgage-backed securities and options on such securities in the forward delivery TBA market to economically hedge the IRLCs.

If MortgageIT does not deliver into forward sale loan or TBA commitments, such instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward sale loan commitments and forward sales and purchases of TBA commitments are typically settled within 90 days of the contract date.

MortgageIT also hedges the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, MortgageIT's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected decline in value of its mortgage loans. Similar to IRLCs, MortgageIT's strategy is to use forward sale loan commitments, Eurodollar futures contracts and TBAs to hedge its mortgage loans held for sale. The notional amount of the derivative contracts, along with the underlying rate and terms of such contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the derivative contracts effectively fix the forward sales price and, thereby, substantially mitigate interest rate and price risk to MortgageIT.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that it is able to record, process, summarize and report the information the Company is required to disclose in the filings it submits to the SEC within the time periods required.

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, the Company used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company concluded that its internal control over financial reporting was effective as of December 31, 2005 using those criteria. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk the controls may become inadequate, because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. BDO Seidman, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of its internal control over financial reporting, which appears below.

Changes in internal control over financial reporting

During the quarter ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
MortgageIT Holdings, Inc., and Subsidiaries
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that MortgageIT Holdings, Inc., and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of MortgageIT Holdings, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MortgageIT Holdings, Inc., and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, MortgageIT Holdings, Inc., and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MortgageIT Holdings, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    BDO SEIDMAN, LLP

BDO Seidman, LLP
New York, New York
March 14, 2006

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

Our Code of Conduct applies to all of our directors, officers and employees. The Code of Conduct is available on our website at www.mortgageitholdings.com under the ‘‘Investors’’ section. The Code of Conduct is also available in print to anyone who requests it by writing to us at the following address:

MortgageIT Holdings, Inc. 33 Maiden Lane New York, NY 10038

or by phoning us at (212) 651-7700.

We will disclose on our website any amendments to, or waivers from, any provision of the Code of Conduct that applies to any of our directors or officers.

In addition, the information disclosed in the Proxy under ‘‘Proposal 1. Election of the Company's Directors — Certain Information Regarding the Board of Directors — Board Committees’’ is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

PART IV

15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-10K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2005 and 2004;

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and Notes to Consolidated Financial Statements.

(b)	Exhibits:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization by and among MortgageIT, Inc., MortgageIT Holdings, Inc. and MIT Acquisition Corp., dated as of March 22, 2004
3.1(2)	Articles of Amendment and Restatement of MortgageIT Holdings, Inc.
3.2	Amended and Restated Bylaws of MortgageIT Holdings, Inc.
4.1(1)	Form of Stock Certificate
4.2(1)	Registration Rights Agreement, dated as of May 16, 2000, by and among MortgageIT, Inc. and the Holders named therein
4.3(1)	Registration Rights Agreement, dated as of June 7, 2001, by and among MortgageIT, Inc. and the Holders named therein
10.1(1)	Amended and Restated Mortgage Loan Purchase Agreement between UBS Warburg Real Estate Securities Inc. and MortgageIT, Inc., dated as of January 10, 2003
10.2(1)	Amended and Restated Mortgage Loan Repurchase Agreement between UBS Warburg Real Estate Securities, Inc. and MortgageIT, Inc., dated as of January 10, 2003
10.3(1)	Amended and Restated Mortgage Loan Custodial Agreement among UBS Warburg Real Estate Securities, Inc., MortgageIT, Inc. and JPMorgan Chase Bank, dated January 10, 2003
10.4(1)	Custodial Agreement among UBS Warburg Real Estate Securities, Inc., Federal National Mortgage Association and MortgageIT, Inc., dated December 1, 2003
10.5(1)	Mortgage Loan Participation Agreement between UBS Warburg Real Estate Securities, Inc. and MortgageIT, Inc., dated December 1, 2003
10.6(3)	MortgageIT Holdings, Inc. Amended Long-Term Incentive Plan

Exhibit Number	Description
10.7(1)	Loan Servicing Agreement between MortgageIT, Inc. and GMAC Mortgage Corporation, dated September 26, 2003
10.8(1)	First Amendment to Loan Servicing Agreement between MortgageIT, Inc. and GMAC Mortgage Corporation, dated April 14, 2004
10.9(4)	Employment Agreement between Donald Epstein and MortgageIT Holdings, Inc. and MortgageIT, Inc.
10.10(5)	Employment Agreement between Glenn J. Mouridy and MortgageIT Holdings, Inc.
10.11(6)	Employment Agreement between Doug W. Naidus and MortgageIT Holdings, Inc. and MortgageIT, Inc.
10.12(4)	TRS Servicing Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT, Inc.
10.13(4)	Loan Sale Agreement, dated as of August 4, 2004, between MortgageIT, Inc., MortgageIT Holdings, Inc., and MortgageIT SPV I
10.14(7)	Amendment No. 1 to the Loan Sale Agreement, dated June 3, 2005, between MortgageIT, Inc., MortgageIT Holdings, Inc. and MortgageIT SPVI
10.15(8)	Amendment No. 2 to the Loan Sale Agreement, dated as of August 2, 2005, between MortgageIT, Inc., MortgageIT Holdings, Inc. and MortgageIT SPVI
10.16(4)	Custodial Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., JPMorgan Chase Bank, MortgageIT SPV I, MortgageIT, Inc. and MortgageIT Holdings, Inc.
10.17(4)	Administration Agreement, dated as of August 4, 2004, between MortgageIT SPV I and MortgageIT, Inc.
10.18(4)	Trust Agreement, dated as of August 4, 2004, by and among MortgageIT, Inc., MortgageIT Holdings, Inc. and Wilmington Trust Company
10.19(4)	Side Letter Servicing Agreement, dated August 4, 2004, by and among GMAC Mortgage Corporation, UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT Holdings, Inc.
10.20(4)	REIT Servicing Agreement, dated as of August 4, 2004, among UBS Real Estate Securities Inc., MortgageIT SPV I and MortgageIT Holdings, Inc.
10.21(10)	First Amended and Restated Note Purchase Agreement dated as of August 23, 2005, by and among MortgageIT, Inc. and each of the Purchasers listed therein
10.22(11)	Second Amendment to First Amended and Restated Note Purchase Agreement dated as of February 21, 2006, by and among Mortgage IT, Inc. and each of the Purchasers listed therein
10.23(12)	First Amended Warehousing Credit and Security Agreement between MortgageIT, Inc. and Residential Funding Corporation, dated as of April 12, 2005
10.24(12)	Guaranty, dated April 12, 2005, made by MortgageIT Holdings, Inc. to Residential Funding Corporation
10.25(12)	First Amendment to First Amended Warehousing Credit and Security Agreement, dated May 9, 2005, between MortgageIT, Inc. and Residential Funding Corporation

Exhibit Number	Description
10.26(12)	Consent of Guarantor, dated May 9, 2005, by MortgageIT Holdings, Inc.
10.27(13)	Fourth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated as of August 9, 2005, between MortgageIT, Inc. and Residential Funding Corporation
10.28(14)	Fifth Amendment to First Amended Warehousing Credit and Security Agreement, dated January 25, 2006, between MortgageIT, Inc. and Residential Funding Corporation
10.29(14)	Consent of Guarantor, dated January 25, 2006, by MortgageIT Holdings, Inc.
10.30(15)	Master Loan and Security Agreement, dated as of February 15, 2005, between MortgageIT, Inc. and MortgageIT Holdings, Inc. and Greenwich Capital Financial Products, Inc.
10.31(15)	Custodial Agreement, dated as of February 15, 2005, between MortgageIT, Inc. and MortgageIT Holdings, Inc., Greenwich Capital Financial Products, Inc. and Deutsche Bank Trust Company Americas
10.32(15)	Promissory Note, dated as of February 15, 2005, by MortgageIT, Inc. and MortgageIT Holdings, Inc., in favor of Greenwich Capital Financial Products, Inc.
10.33(1)	Amendment Number One to the Master Loan and Security Agreement, among MortgageIT, Inc., MortgageIT Holdings, Inc. and Greenwich Capital Financial Products, Inc. dated as of May 31, 2005
10.34(17)	Amendment Number Three to the Master Loan and Security Agreement, among MortgageIT, Inc., MortgageIT Holdings, Inc. and Greenwich Capital Financial Products, Inc. dated as of November 10, 2005
10.35(18)	Amendment Number Six to the Master Loan and Security Agreement, among MortgageIT, Inc., MortgageIT Holdings, Inc. and Greenwich Capital Financial Products, Inc. dated as of February 10, 2006
10.36(15)	Master Repurchase Agreement, dated as of March 11, 2005, between MortgageIT, Inc. and MortgageIT Holdings, Inc. and Credit Suisse First Boston Mortgage Capital LLC.
10.37(19)	Amendment No. 1 to Master Repurchase Agreement, dated as of June 17, 2005, among Credit Suisse First Boston Mortgage Capital LLC, MortgageIT Holdings, Inc. and MortgageIT, Inc.
10.38(20)	Amendment No. 2 to Master Repurchase Agreement, dated as of July 18, 2005, among Credit Suisse First Boston Mortgage Capital LLC, MortgageIT Holdings, Inc. and MortgageIT, Inc.
10.39(21)	Amendment No. 6 to Master Repurchase Agreement, dated as of February 28, 2006, among Credit Suisse First Boston Mortgage Capital LLC, MortgageIT, Inc., MHL Funding Corp. and MortgageIT Holdings, Inc.
10.40(15)	Custodial Agreement, dated as of March 11, 2005, between MortgageIT, Inc. and MortgageIT Holdings, Inc., Credit Suisse First Boston Mortgage Capital LLC and Deutsche Bank National Trust Company
10.41(22)	Master Repurchase between Merrill Lynch Bank USA, MortgageIT, Inc., MortgageIT Holdings, Inc., MHL Funding Corp., and Next At Bat Lending, Inc., dated as of June 8, 2005

Exhibit Number	Description
10.42(23)	Amendment No. 2 to Master Repurchase Agreement, dated as of July 20, 2005, by and between Merrill Lynch Bank USA and MortgageIT, Inc., MortgageIT Holdings, Inc., MHL Funding Corp. and Next at Bat Lending, Inc.
10.43(24)	Amendment No. 3 to the Master Repurchase Agreement, dated as of September 19, 2005, among Credit Suisse First Boston Mortgage Capital LLC, MortgageIT Holdings, Inc., MortgageIT, Inc. and MHL Funding Corp.
10.44(25)	Master Repurchase Agreement, dated October 14, 2005, between MortgageIT Holdings, Inc., MortgageIT, Inc., Next at Bat Lending, Inc., MHL Funding Corp. and JPMorgan Chase Bank, National Association.
10.45(25)	Custodial Agreement, dated as of October 14, 2005, among JPMorgan Chase Bank, National Association, MortgageIT, Inc., MortgageIT Holdings, Inc., MHL Funding Corp., Next at Bat Lending, Inc. and Deutsche Bank National Trust Company.
10.46	MortgageIT Holdings, Inc. 2006 Annual Incentive Plan
21.1	List of Subsidiaries of MortgageIT Holdings, Inc.
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to the Registrant's registration statement on Form S-11, as amended (Registration No. 333-113825)

(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2004

(3)	Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration No. 333-131282)

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2005

(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2005

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005

(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004

(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005

(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2006

(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2005

(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005

(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2006

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2005

(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2005

(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2005

(18)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006

(19)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2005

(20)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005

(21)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006

(22)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005

(23)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2005

(24)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005

(25)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MortgageIT Holdings, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of MortgageIT Holdings, Inc. and Subsidiaries (the ‘‘Company’’) as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MortgageIT Holdings, Inc. and Subsidiaries at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MortgageIT Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

New York, New York
March 14, 2006

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$36,757	$70,224
Restricted cash	712	1,679
Marketable securities held to maturity	3,675	7,546
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	4,681,554	1,432,692
ARM loans held for securitization, net	282	1,166,961
Total Portfolio ARM Loans	4,681,836	2,599,653
Mortgage loans held for sale	3,378,197	784,592
Mortgage-backed securities-available for sale	23,357	—
Hedging instruments	54,472	19,526
Accounts receivable, net of allowance	146,043	28,731
Prepaids and other assets	31,262	11,693
Goodwill	11,639	11,639
Property and equipment, net	13,941	5,567
Total assets	$8,381,891	$3,540,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized debt obligations	$4,485,197	$1,331,986
Warehouse lines payable	3,177,990	1,869,385
Repurchase agreements	87,058	67,674
Hedging instruments	8,801	1,145
Junior subordinated debentures	77,324	—
Notes payable and other debt	15,000	15,000
Accounts payable, accrued expenses and other liabilities	176,619	63,993
Total liabilities	8,027,989	3,349,183
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 125,000,000 shares authorized; 28,889,540 issued and 28,799,140 outstanding in 2005; 19,405,473 issued and outstanding in 2004	289	194
Treasury stock	(1,178)	—
Additional paid-in capital	393,304	238,405
Unearned compensation — restricted stock	(5,889)	(6,196)
Accumulated other comprehensive income (loss)	13,225	(387)
Accumulated deficit	(45,849)	(40,349)
Total stockholders' equity	353,902	191,667
Total liabilities and stockholders' equity	$8,381,891	$3,540,850

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Gain on sale of mortgage loans	$200,517	$70,397	$87,215
Brokerage revenues	28,065	36,283	63,030
Interest income	325,806	60,346	24,324
Interest expense	(256,764)	(29,459)	(13,604)
Net interest income	69,042	30,887	10,720
Realized and unrealized gain (loss) on hedging instruments	9,672	(7,852)	—
Other	962	566	980
Total revenues	308,258	130,281	161,945
Operating expenses:
Compensation and employee benefits	135,146	82,077	77,851
Processing expenses	61,225	24,603	27,828
General and administrative expenses	26,875	12,321	9,867
Rent	10,614	7,670	6,483
Marketing, loan acquisition and business development	4,407	4,203	6,504
Professional fees	10,615	3,510	2,930
Depreciation and amortization	4,360	2,726	2,408
Total operating expenses	253,242	137,110	133,871
Income(loss) before income taxes	55,016	(6,829)	28,074
Income taxes	14,669	1,617	3,799
Net income (loss)	40,347	(8,446)	24,275
Dividends on convertible redeemable preferred stock	—	3,947	6,299
Net income (loss) attributable to common stockholders	$40,347	$(12,393)	$17,976
Per share data:
Basic	$1.69	$(1.46)	$34.71
Diluted	$1.66	$(1.46)	$5.23
Weighted average number of shares — basic	23,887	8,517	518
Weighted average number of shares — diluted	24,258	8,517	4,644

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss)	$40,347	$(8,446)	$24,275
Other comprehensive income:
Realized and unrealized gain (loss) on hedging instruments arising during the period	13,047	(387)	—
Unrealized loss on mortgage-backed securities-available for sale	(948)	—	—
Reclassification of losses included in net income	1,513	—	—
Net realized and unrealized gain (loss) during the period	13,612	(387)	—
Comprehensive income (loss)	$53,959	$(8,833)	$24,275

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2005, 2004 and 2003 (Dollars and shares in thousands)

	Capital Stock				Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Unamortized Cost of Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Common-Class A		Common
	Shares	Amount	Shares	Amount
Balance at January 1, 2003	518	$5	—	$—	$—	$3,969	$(37,395)	$(15)	$—	$(33,436)
Sale of common stock	1	—	—	—	—	5	—	—	—	5
Restricted stock awards forfeited	(1)	—	—	—	—	(19)	—	19	—	—
Amortization of the cost of restricted stock, net of forfeitures	—	—	—	—	—	—	—	(4)	—	(4)
Preferred stock dividends, accrued and unpaid	—	—	—	—	—	—	(5,787)	—	—	(5,787)
Accretion of discount on preferred stock	—	—	—	—	—	—	(511)	—	—	(511)
Net income	—	—	—	—	—	—	24,275	—	—	24,275
Balance at December 31, 2003	518	5	—	—	—	3,955	(19,418)	—	—	(15,458)
Preferred stock dividends, accrued and unpaid	—	—	—	—	—	—	(3,645)	—	—	(3,645)
Accretion of discount on preferred stock	—	—	—	—	—	—	(302)	—	—	(302)
Exercise of stock options	45	—	—	—	—	224	—	—	—	224
Initial issuance of stock	—	—	1	—	—	—	—	—	—	—
Reorganization of MortgageIT, Inc., net	(563)	(5)	4,804	48	—	64,283	—	—	—	64,326
Issuance of common stock in connection with a public offering, net	—	—	14,600	146	—	163,246	—	—	—	163,392
Restricted stock grant	—	—	—	—	—	6,697	—	(6,697)	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	—	—	501	—	501
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(387)	(387)
Dividends declared on common stock — $0.44 per share	—	—	—	—	—	—	(8,538)	—	—	(8,538)
Net loss	—	—	—	—	—	—	(8,446)	—	—	(8,446)
Balance at December 31, 2004	—	—	19,405	194	—	238,405	(40,349)	(6,196)	(387)	191,667
Issuance of common stock in connection with a public offering, net	—	—	8,712	87	—	149,995	—	—	—	150,082
Issuance of common stock in connection with restricted stock grants	—	—	629	6	—	(6)	—	—	—	—
Issuance of common stock in connection with exercise of stock options	—	—	143	2	—	1,716	—	—	—	1,718
Tax benefit attributable to vesting of restricted stock and exercise of stock options	—	—	—	—	—	204	—	—	—	204
Issuance of common stock	—	—	—	—	—	4	—	—	—	4
Repurchase of common stock	—	—	(90)	—	(1,178)	—	—	—	—	(1,178)
Restricted stock grant	—	—	—	—	—	2,986	—	(2,986)	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	—	—	3,293	—	3,293
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	13,612	13,612
Dividends declared on common stock — $1.92 per share	—	—	—	—	—	—	(45,847)	—	—	(45,847)
Net income	—	—	—	—	—	—	40,347	—	—	40,347
Balance at December 31, 2005	—	$—	28,799	$289	$(1,178)	$393,304	$(45,849)	$(5,889)	$13,225	$353,902

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$40,347	$(8,446)	$24,275
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,601	3,015	2,408
Amortization of restricted stock costs	3,293	501	(4)
Unrealized (gain) loss on hedging instruments	(10,907)	5,598	(2,239)
Changes in operating assets:
Decrease (increase) in restricted cash	967	(162)	3,589
(Increase) decrease in mortgage loans held for sale	(2,593,604)	(459,839)	109,505
(Increase) decrease in accounts receivable	(117,312)	(18,430)	4,836
Increase in prepaids and other assets	(18,765)	(6,418)	(1,285)
Changes in operating liabilities:
Increase in accounts payable, accrued expenses and other liabilities	107,569	24,458	1,072
Net cash (used in) provided by operating activities	(2,577,811)	(459,723)	142,157
Cash flows from investing activities:
Increase in ARM loans	(2,082,183)	(2,599,653)	—
Purchase of mortgage-backed securities-available for sale	(24,306)	—	—
Purchases of property and equipment	(12,735)	(2,968)	(3,641)
Proceeds from maturities of marketable securities	25,222	8,530	5,550
Purchases of marketable securities	(21,351)	(14,657)	(5,571)
Net cash used in investing activities	(2,115,353)	(2,608,748)	(3,662)
Cash flows from financing activities:
Proceeds from issuance of common stock	150,086	163,392	5
Proceeds from the exercise of stock options, including tax benefit	1,922	224	—
Repurchase of common stock	(1,178)	—	—
Net proceeds from issuance of junior subordinated debentures	72,618	—	—
Proceeds from collateralized debt obligations	3,943,866	1,358,520	—
Payments made on collateralized debt instruments	(790,655)	(26,534)	—
Net borrowings from repurchase agreements	19,384	67,674	—
Net payments on hedging instruments	(4,163)	(27,225)	—
Dividends and distributions paid	(40,787)	—	—
Payments to former MortgageIT shareholders	—	(2,179)	—
Proceeds from notes payable and other debt	—	15,000	9,000
Repayment of notes payable and other debt	—	(1,125)	(14,125)
Net proceeds (repayment) of warehouse lines payable	1,308,604	1,568,687	(113,218)
Net cash provided by (used in) financing activities	4,659,697	3,116,434	(118,338)
Net increase (decrease) in cash and cash equivalents	(33,467)	47,963	20,157
Cash and cash equivalents at beginning of period	70,224	22,261	2,104
Cash and cash equivalents at end of period	$36,757	$70,224	$22,261

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

MortgageIT Holdings, Inc. (‘‘Holdings’’ or the ‘‘Company’’) is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. (‘‘MortgageIT’’ or the ‘‘TRS’’). Holdings is organized and conducts its operations to qualify as a REIT for federal income tax purposes and is focused on earning net interest income from mortgage loans originated by MortgageIT, Holdings' taxable REIT subsidiary. MortgageIT was incorporated in New York on February 1, 1999 and began marketing mortgage loan services on May 4, 1999. MortgageIT originates, sells and brokers residential mortgage loans in 50 states and the District of Columbia, and is an approved U.S. Department of Housing and Urban Development (‘‘HUD’’) Title II Nonsupervised Delegated Mortgagee.

As discussed further in Note 13, the Company operates its business in two primary segments, mortgage investment operations and mortgage banking operations. Mortgage investment operations are driven by the net interest income generated on its investment loan portfolio. Mortgage banking operations include loan origination, underwriting, funding, secondary marketing and loan brokerage, title and insurance activities.

The consolidated financial statements included herein contain results for Holdings, Holdings' wholly owned subsidiaries, MHL Funding Corp., Next at Bat Lending, Inc. MHL Reinsurance, Ltd. and MortgageIT, and MortgageIT's wholly owned subsidiary Home Closer LLC (‘‘Home Closer’’), for 2005, and for Holdings, Holdings' wholly owned subsidiary, MortgageIT, and MortgageIT's wholly owned subsidiaries, IPI Skyscraper Mortgage Corporation (‘‘IPI’’) and Home Closer for the period from August 4, 2004 (the date REIT operations commenced) to December 31, 2004 and, exclusively, for MortgageIT and its wholly owned subsidiaries, IPI and Home Closer for the preceding periods. IPI, which provides residential mortgage banking and brokerage services in the New York, New Jersey and Connecticut tri-state area, was a wholly owned subsidiary of MortgageIT until it was merged with and into MortgageIT effective December 31, 2004. Home Closer provides title, settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

In October 2005, the Company formed a new subsidiary, MHL Reinsurance, Ltd., a captive mortgage reinsurance company which generates earnings from mortgage insurance premiums paid on a portion of the loans originated by the Company’s taxable REIT subsidiary.

Reclassification

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, cash equivalents are defined as highly liquid investments with maturities of three months or less when purchased. Due to the short-term nature of the cash equivalents, the carrying value approximates fair value. Cash flows from derivative instruments, designated as hedging instruments, are classified in the same category as the cash flows from the item being hedged in the consolidated statements of cash flows.

Restricted Cash

The balances in restricted cash for all periods presented represent amounts held in escrow accounts on behalf of borrowers and other third parties.

Marketable Securities Held to Maturity

Marketable securities held to maturity represent federal agency securities, maturing within six months, which the Company has the ability and intent to hold to maturity. These securities are carried at amortized cost. The carrying value of these securities is adjusted for the accretion of discounts, which are included in interest income.

Adjustable Rate Mortgage (‘‘ARM’’) Loan Investment Portfolio

The Company's ARM loan investment portfolio is comprised of ARM loans collateralizing debt obligations and ARM loans held for securitization (collectively referred to as ‘‘Portfolio ARM Loans’’ or ‘‘ARM Loans’’). All of the Company's Portfolio ARM Loans are either traditional ARM Loans, meaning they have interest rates that reprice in one year or less (‘‘Traditional ARMs’’ or ‘‘Traditional ARM loans’’), or hybrid ARM Loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity (‘‘Hybrid ARMs’’ or ‘‘Hybrid ARM loans’’).

Portfolio ARM Loans are designated as held to maturity because the Company has the intent and ability to hold them until maturity or payoff. Portfolio ARM Loans are carried at cost, which includes unpaid principal balances, unamortized loan origination costs and fees, and the allowance for loan losses.

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

Mortgage Loans Held for Sale

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent loans that have not yet been allocated to a forward sales commitment. At December 31, 2005 and 2004, unallocated mortgage loans held for sale may be carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent loans that have been allocated to a forward sales commitment. For the year ended December 31, 2005, the Company qualified and elected to apply Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) fair value hedge accounting for allocated loans held for sale. Allocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information. Adjusted cost includes the loan principal amount outstanding, deferred direct origination costs and fees, and any adjustment to the carrying amount of loans resulting from the application of hedge accounting.

Mortgage-Backed Securities – Available for Sale

Mortgage-backed securities – available for sale represent beneficial interests the Company purchased in the MortgageIT REMIC Securitization.

Mortgage-backed securities classified as available for sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (‘‘OCI’’).

As previously described, mortgage-backed securities represent the retained interests in certain components of the cash flows of the underlying mortgage loans or mortgage securities transferred to securitization trusts. As payments are received the payments are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as assumptions for credit losses, borrower prepayments and interest rates are updated. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

At each reporting period subsequent to the initial valuation of the purchased securities, the fair value of mortgage securities is estimated based on different methods, including independent valuations from broker dealers. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in OCI is reclassified to earnings as a realized loss.

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

Loan Securitizations

The Company securitizes mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The Company generally retains interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require the Company to repurchase loans that are found to have legal deficiencies after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company's accounting policy for ARM loan securitizations complies with the provisions of SFAS No. 140 ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS No. 140’’). Depending on the structure of the securitization, the accounting for securitizations is treated as either a sale or secured financing for financial statement purposes. The securitization transactions in the Company's mortgage investment operations segment are treated as secured financings under SFAS No. 140 as the Company has retained control over the transferred assets. The MortgageIT REMIC securitization completed in November 2005 was treated as a sale under SFAS No. 140.

Mortgage Servicing Rights

Mortgage servicing rights retained in the REMIC Securitization are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. Mortgage servicing rights are amortized in proportion to and over the projected net servicing revenues. Periodically, MortgageIT evaluates the carrying value of mortgage servicing rights based on their estimated fair value. If the estimated fair value is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of mortgage servicing rights the Company stratifies the mortgage servicing rights based on their predominant risk characteristics.

Mortgage servicing rights are recorded in other assets in the consolidated balance sheets. The servicing fee income associated with the mortgage servicing rights is reported in other income in the consolidated statements of operations.

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

The Company's fair value hedges are primarily for mortgage loans held for sale. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the change in fair value attributable to the hedged risk, are recorded in earnings. Derivatives that are utilized as fair value hedges and that qualify for hedge accounting are carried at fair value with changes in value included in gain on sale of mortgage loans in the accompanying consolidated statements of operations.

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

The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge was not material for 2005. The change in value of a derivative instruments that do not qualify for hedge accounting, are reported in earnings under the caption realized and unrealized gain (loss) on hedging istruments.

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

The Company's committed mortgage pipeline includes interest rate lock commitments (‘‘IRLCs’’) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold as free-standing derivatives. The Company does not assign fair value to IRLCs at inception of the loan commitment, but does record subsequent changes in fair value in gain on sale of mortgage loans on the consolidated statements of operations.

Repurchase Agreements

Repurchase agreements represent legal sales of the Company's mortgage assets and an agreement to repurchase the assets at a future date. Repurchase agreements are accounted for as collateralized financing transactions since the Company still has control of the transferred assets and is both entitled and obligated to repurchase the transferred assets. They are carried at the amount at which the assets will be repurchased, including accrued interest.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on certain percentages of its aged receivables, which is determined based on historical collection experience and its assessment of the general financial conditions affecting its customer base. If the actual collection experience changes, revisions to the allowance may be required. Based on the information available to the Company, management believes that the allowance for doubtful accounts is adequate. Receivables that are aged greater than 180 days are generally charged off against the allowance for doubtful accounts. The following table summarizes changes in the allowance:

	Year ended December 31,
	2005	2004	2003
Allowance for doubtful accounts, beginning of year	$1,140	$772	$384
Bad debt expense	750	600	789
Write offs	(708)	(232)	(401)
Allowance for doubtful accounts, end of year	$1,182	$1,140	$772

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

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ the Company tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with SFAS No. 142, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expense associated with business acquisitions. These cash flows are discounted using an appropriate interest rate that is consistent with management's required return on invested capital.

The Company has identified the retail lending division of the mortgage banking segment as a reporting unit. The annual impairment test indicated that the fair value of the reporting unit exceeded the reporting unit's carrying amount; accordingly, there was no impairment identified. The Company has noted no subsequent indicators that would require testing of goodwill for impairment.

Other Comprehensive Income

SFAS No. 130, ‘‘Reporting Comprehensive Income,’’ divides comprehensive income into net income and other comprehensive income (loss), which consists of unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, and mortgage-backed securities-available for sale. Accumulated OCI is comprised of the following:

	Net Unrealized Loss on Mortgage – Backed Securities- Available for Sale	Net Realized and Unrealized Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$—	—	—
Net change	—	(387)	(387)
Balance at December 31, 2004	—	(387)	(387)
Balance at January 1, 2005	—	(387)	(387)
Net change	(948)	14,560	13,612
Balance at December 31, 2005	$(948)	$14,173	$13,225

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

Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans from investors consistent with the terms of its investor contracts. In connection with the sale of loans, the Company records a repurchase reserve for potential future losses applicable to loans sold. The repurchase reserve is included in accrued expenses on the Company's balance sheet.

Loan Loss Reserves

The Company maintains an allowance for loan losses based on management's estimate of credit losses inherent in the Company's Portfolio ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of the Company's Portfolio ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in the Company's ARM loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure. In addition, once a loan is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan. The Company will charge losses off against the credit loss reserve at the time of loan disposition. The following table summarizes changes in the reserve:

	Year ended December 31,
	2005	2004	2003
Loan loss reserve, beginning of year	$674	$—	$—
Loan loss provision	3,449	674
Write offs	—	—	—
Loan loss reserve, end of year	$4,123	$674	$—

Advertising

Advertising costs, which include the costs of production and communication, are expensed as incurred.

Stock Compensation

As of December 31, 2005, the Company had in effect the 2004 Long-Term Incentive Plan (the ‘‘2004 Plan’’) and the Amended Long-Term Incentive Plan (the ‘‘Amended Plan’’), which are described more fully in Note 8, MortgageIT previously adopted the 2001 Stock Option Plan, which was terminated on August 4, 2004 pursuant to the reorganization of MortgageIT. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Pursuant to these accounting standards, the Company records deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There is no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation-Transition and Disclosure’’ (‘‘SFAS No. 123’’) (Dollars in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders	$40,347	$(12,393)	$17,976
Amortization of restricted stock, including forfeitures, net of tax effects	2,101	380	(4)
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(2,324)	(754)	(335)
Pro forma net income (loss)	$40,124	$(12,767)	$17,637
Net income (loss) per share attributable to common stock:
Basic — As reported	$1.69	$(1.46)	$34.71
Basic — Pro forma	$1.68	$(1.50)	$34.05
Net income (loss) per share for diluted earnings per share:
Diluted — As reported	$1.66	$(1.46)	$5.23
Diluted — Pro forma	$1.65	$(1.50)	$5.15

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

Income Taxes

Income taxes are determined using the liability method under SFAS No. 109, ‘‘Accounting for Income Taxes.’’ Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for federal and state income tax purposes.

The Company has elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), with respect thereto. Accordingly, the Company is not subject to federal income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met. To maintain its REIT status, the Company is required to distribute a minimum of 90% of its annual taxable income to its stockholders.

MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to both federal and state corporate income taxes. Accordingly, the Company records a tax provision based primarily on the taxable income of the TRS.

Geographic Concentration

MortgageIT originates loans in all 50 states. The majority of MortgageIT’s loan origination volume during 2005, as measured by principal balance, was sourced from the states of California, New York, and Florida. For the years ended December 31, 2005, 2004 and 2003, the total loan origination volume for these three states was 53%, 63%, and 49%, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and accounts receivable are carried at amounts approximating fair value. Unallocated mortgage loans held for sale may be carried at the lower of adjusted cost or market value, or at market value. Allocated mortgage loans held for sale are carried at market value at December 31, 2005 and at the lower of adjusted cost or market value at December 31, 2004.

Mortgage-backed securities-available for sale are carried at fair value.

Derivative instruments related to the hedging of the Company's financing costs, including interest rate swap agreements, Eurodollar futures contracts and interest rate cap agreements (collectively ‘‘Portfolio Hedging Instruments’’) are carried at fair value and are classified as hedging instruments on the balance sheets.

Derivative instruments, including IRLCs and those related to the hedging of the Company's locked pipeline loans and mortgage loans held for sale, including forward delivery contracts on mortgage-backed securities (‘‘TBA Securities’’), options on TBA Securities, and Eurodollar futures contracts, are carried at fair value and are classified as hedging instruments on the balance sheets.

Liabilities, including warehouse lines payable, collateralized debt obligations, notes payable and other debt, are carried at their contractual notional amounts which approximate fair value. Portfolio ARM Loans are carried at cost, as more fully described in Note 2.

The following table presents information as to the carrying amount and estimated fair value of certain of the Company's market risk sensitive assets, liabilities and hedging instruments at December 31, 2005 and 2004:

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,382,560	$3,388,115
Forward delivery commitments	(4,363)	(4,363)
Mortgage loans held for sale, net	3,378,197	3,383,752
ARM loans held for securitization, net	282	277
ARM loans collateralizing debt obligations, net	4,681,554	4,624,237
Mortgage-backed securities-available for sale	23,357	23,357
Hedging instruments	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197
Repurchase agreements	87,058	87,058
Junior subordinated debentures	77,324	77,324
Hedging instruments	8,801	8,801

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$784,592	$787,234
ARM loans held for securitization, net	1,166,961	1,167,824
ARM loans collateralizing debt obligations, net	1,432,692	1,434,534
Hedging instruments	19,526	19,526
Liabilities:
Warehouse lines payable	$1,869,385	$1,869,385

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Collateralized debt obligations	1,331,986	1,331,986
Repurchase agreements	67,674	67,674
Hedging instruments	1,145	1,145

RECENTLY ISSUED ACCOUNTING STANDARDS

Historically, the Company has accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The Company has not reflected stock option-based employee compensation cost in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Under the provisions of SFAS No. 123R ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123R’’), effective in the period ending March 31, 2006, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

The grant date fair value of employee stock options will be measured using the an appropriate option pricing model. See ‘‘Stock Compensation’’ of this Note 1 for an illustration of the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123R as of January 1, 2003. The Company will adopt this statement when effective and is currently evaluating its impact.

In March 2005, SEC Staff Accounting Bulletin (‘‘SAB’’) No. 107, Application of SFAS No. 123 (revised 2004), ‘‘Accounting for Stock-Based Compensation,’’ was released. This release summarizes the SEC staff position regarding the interaction between SFAS No. 123 (revised 2004), Stock-Based Compensation, and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies.

In February 2006, FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Insatruments’’, which addresses issues on the evaluation of beneficial interests issued in securitization transactions under SFAS No. 133. The statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after December 31, 2006. The Company will adopt this statement when effective and is currently evaluating its impact.

NOTE 2 — PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of December 31, 2005 and 2004 (Dollars in thousands):

December 31, 2005	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$4,641,588	$278	$4,641,866
Unamortized loan origination costs and fees	44,089	4	44,093
Loan loss reserves	(4,123)	—	(4,123)
Amortized cost, net	4,681,554	282	4,681,836
Gross unrealized loss	(57,317)	(5)	(57,322)
Estimated fair value	$4,624,237	$277	$4,624,514
Carrying value	$4,681,554	$282	$4,681,836

December 31, 2004	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$1,418,323	$1,157,188	$2,575,511
Unamortized loan origination costs and fees	14,866	9,950	24,816
Loan loss reserves	(497)	(177)	(674)
Amortized cost, net	1,432,692	1,166,961	2,599,653
Gross unrealized gain	1,842	863	2,705
Estimated fair value	$1,434,534	$1,167,824	$2,602,358
Carrying value	$1,432,692	$1,166,961	$2,599,653

The loans that the Company retains in its portfolio are serviced through a subservicing arrangement. The TRS sells all of its fixed rate loan production to third parties, as well as any ARM loans that the Company does not retain in its portfolio.

The Company does not account for mortgage-backed securities created in connection with the securitization of Portfolio ARM Loans and placed with third party investors as sales and, therefore, does not record any gain or loss in connection with these securitization transactions. Instead, the Company accounts for the securities it issues as a long-term collateralized financing. As of December 31, 2005, the Company held approximately $4.7 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations, net.

The Company has credit exposure on its ARM Loan investment portfolio. During the year ended December 31, 2005, the Company recorded loan loss provisions totaling $3.4 million to reserve for estimated future credit losses on Portfolio ARM Loans, and there were no credit losses charged against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of December 31, 2005 and 2004 (Dollars in thousands):

December 31, 2005

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	48	$12,189	0.26%	0.15%
90 days or more	19	5,627	0.12	0.07
In bankruptcy and foreclosure	18	4,461	0.10	0.05
	85	$22,277	0.48%	0.27%

December 31, 2004

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	6	$1,619	0.06%	0.05%
90 days or more	1	560	0.02	0.01
In bankruptcy and foreclosure	—	—	—	—
	7	$2,179	0.08%	0.06%

NOTE 3 — MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	December 31, 2005	December 31, 2004
Mortgage loans held for sale	$3,331,966	$774,656
Deferred origination costs and fees	46,231	9,936
Carrying amount of mortgage loans held for sale	$3,378,197	$784,592

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

As of December 31, 2005 and 2004, the Company had loan purchase commitments from third party investors for approximately $1.7 billion and $384.5 million, respectively. Substantially all loans held for sale at December 31, 2005 and 2004 were subsequently sold to third party investors. Substantially all mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 6).

As of December 31, 2005 and 2004, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of 2.3 billion and $638.3 million, respectively.

NOTE 4 — DERIVATIVES AND HEDGING ACTIVITIES

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

At December 31, 2005 and 2004, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $1.59 billion and $414.9 million, respectively. The fair value of the IRLCs at December 31, 2005 and December 31, 2004 reflected a gain of approximately $5.8 million and a loss of $384,000, respectively.

At December 31, 2005 and 2004, the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $1.03 billion and $610.0 million, respectively, with a fair value loss of approximately $2.9 million and $743,000, respectively.

At December 31, 2005 and 2004, the notional amount of the Company's forward sales commitments with third party investors was approximately $1.8 billion and $399.4 million, respectively, with a fair value loss of approximately $4.6 million and fair value gain of approximately $236,000, respectively.

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

Cash Flow Hedges

The Company primarily utilizes Eurodollar futures contracts, interest rate cap agreements (‘‘Cap Agreements’’) and interest rate swap agreements (‘‘Swap Agreements’’) in order to manage potential changes in future LIBOR-based financing costs. The Company generally borrows funds based on short-term LIBOR-based interest rates to finance its Portfolio ARM Loans. However, its Portfolio ARM Loans have an initial fixed interest rate period up to five years. As a result, the Company's existing and forecasted borrowings reprice to a new rate more frequently than its Portfolio ARM Loans. Therefore, the purpose of these hedges is to better match the average repricing of the variable rate debt with the average repricing of the Portfolio ARM Loans.

All changes in the fair value of Cap Agreements and Swap Agreements for the year and, effective April 1, 2005, the effective portion of the Eurodollar futures contracts' gain or loss, are recorded in OCI on the consolidated balance sheets and will be recognized as interest expense when the forecasted financing transactions occur. If it becomes probable that the forecasted transaction, which is the future interest payments on the Company's collateralized debt obligations, will not occur as specified at the inception of the hedging relationship, then the related gain or loss in OCI would be reclassified out of OCI and recognized in interest expense. The carrying value of these derivative instruments is included in hedging instruments on the accompanying consolidated balance sheets.

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

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the caps, which range from 2.50% to 5.36%. The Cap Agreements had an average maturity of 4.60 years as of December 31, 2005 and will expire between August 2007 and October 2010.

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

The following table presents notional amount, carrying amount and realized and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at December 31, 2005 and 2004. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheets.

	December 31, 2005
	Notional Amount	Carrying Amount	Realized and Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$4,141,000	$469	$(3,627)
Cap agreements	3,971,027	31,524	6,801
Swap agreements	596,463	11,264	10,999
Total cash flow hedges	$8,708,490	$43,257	$14,173

	December 31, 2004
	Notional Amount	Carrying Amount	Unrealized Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$3,136,250	$710	$—
Cap agreements	2,310,392	18,280	(574)
Swap agreements	186,328	283	187
Total cash flow hedges	$5,632,970	$19,273	$(387)

As of December 31, 2005, the net realized and unrealized gain in OCI was $14,173,000. The Company estimates that, over the next twelve months, $2,458,000 of this net realized and unrealized gain will be reclassified from OCI to net interest income.

NOTE 5 — REMIC SECURITIZATION

In November 2005, MortgageIT completed its first REMIC securitization, whereby a pool of ARM loans totaling approximately $388 million were securitized and sold to the public. The Company retained the mortgage servicing rights and retained approximately $24 million in mortgage-backed securities created in the transaction.

The available for sale mortgage-backed securities consist of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The unrealized losses, and estimated fair value as of December 31, 2005, which is the first reporting year that the Company has carried mortgage-backed securities – available for sale on its balance sheet, are approximately $948,000 and $23.4 million, respectively.

MortgageIT records mortgage servicing rights arising from the sale of loans in the REMIC securitization. The carrying value of mortgage servicing rights and the estimated fair value of the servicing rights as of December 31, 2005, which is the first reporting year that the Company has carried mortgage servicing rights on its balance sheet, are approximately $2.5 million and $2.6 million, respectively.

In February 2006, MortgageIT completed its second REMIC transaction, which was structured to qualify as a financing. In this REMIC securitization, the Company issued, through a trust, AAA and AA-rated floating-rate pass-through certificates totaling $723.0 million and A subordinated floating-rate securities totaling $10.1 million to third party investors, and retained $33.3 million of subordinated certificates, which provide credit support to the higher-rated certificates.

NOTE 6 — BORROWINGS

Collateralized Debt Obligations

Through December 31, 2005, the Company had issued AAA/AA-rated floating-rate pass-through certificates totaling $5.25 billion and A+/BBB+ subordinated floating-rate securities totaling $55.1 million to third party investors and retained $112.2 million of subordinated certificates, which provide credit support to the higher-rated certificates that were placed with third party investors. All of the securities retained by the Company were rated investment grade. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In connection with the issuance of these mortgage-backed securities, which are also referred to as collateralized debt obligations, the Company incurred costs of $15.5 million through December 31, 2005. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as financings of loans and represent permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities are recorded as collateralized debt obligations.

As of December 31, 2005 and 2004, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $4.6 billion and $1.4 billion, respectively. The debt matures between 2033 and 2035 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20% of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately two years.

Repurchase Agreements

The Company had $87.1 million and $67.7 million outstanding under repurchase agreements with a weighted average borrowing rate of approximately 3.5% and 2.2% and a weighted average remaining maturity of 26 days and 144 days as of December 31, 2005 and 2004, respectively.

Junior Subordinated Debentures

During April and May 2005, MortgageIT issued an aggregate of approximately $77.3 million of junior subordinated debentures (the ‘‘Debentures’’). The Debentures were issued to a trust subsidiary of

MortgageIT in order to fund the trust's obligations with respect to an aggregate of $75 million of trust preferred securities which were issued by such trust subsidiary. The Debentures are floating-rate and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable, by MortgageIT, at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $2.5 million. These costs are being amortized over the expected life of the Debentures using the interest method. As of December 31, 2005, the Company did not include in its consolidated financial statements the assets, liabilities and operations of the trust subsidiary pursuant to FASB Interpretation No. 46 (revised December 2003), ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). As of December 31, 2005, the Company recorded its investment in the trust subsidiary, of approximately $2.3 million, in prepaids and other assets in the accompanying consolidated balance sheet.

Warehouse Lines Payable

The Company has various warehouse credit facilities with major lenders that are used to fund mortgage loans. During the year ended December 31, 2005, the Company negotiated three new credit facilities, which, when added to the Company's three existing credit facilities, brings to six the total number of facilities it may draw upon.

In October 2005, the Company entered into a warehouse credit facility with JPMorgan Chase Bank, National Association (‘‘JPMorgan Chase’’) for a noncommitted credit limit of $500 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of December 31, 2005, the Company had approximately $153.4 million outstanding on this facility. This credit facility expires in October 2006.

In March 2005, the Company entered into a warehouse credit facility with Credit Suisse First Boston Mortgage Capital LLC (‘‘CSFB’’) for a partially committed credit limit of $400 million, which limit was increased to $750 million in September 2005. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of December 31, 2005, the Company had approximately $384.1 million outstanding on this facility. This credit facility expires in April 2006.

In February 2005, the Company entered into a warehouse credit facility with Greenwich Capital Financial Products Inc. (‘‘Greenwich’’) for an uncommitted credit limit of $250 million, which limit was increased to $750 million in November 2005. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of December 31, 2005, the Company had approximately $485.6 million outstanding on this facility. This credit facility expires in July 2006.

The Company maintains a credit facility (the ‘‘UBS Warehouse Facility’’) with UBS Real Estate Securities, Inc. (‘‘UBS’’), which had an uncommitted credit limit of $1.25 billion, which limit was increased to $2.0 billion in September 2005, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the UBS Warehouse Facility, outstanding advances are secured by the specific mortgage loans funded and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 to 60 days. As of December 31, 2005 and 2004, the Company had outstanding on the line $589.0 million and $798.8 million, respectively. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $6.5 million and $7.9 million for years ended December 31, 2005 and 2004, respectively, is included in brokerage revenue on the statement of operations. Loans on the conduit line, which totaled approximately $1.1 billion and $435.1 million at December 31, 2005 and 2004, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2007.

In June 2005, the Company entered into a new warehouse credit facility with Merrill Lynch Bank USA (‘‘Merrill Lynch’’) to replace the warehouse credit facility expiring in August 2005. The new credit facility had a partially committed credit limit of $1.0 billion, which limit was increased to $1.25 billion in July 2005, collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of December 31, 2005 and 2004, the Company had approximately $1.1 billion and $906.3 million, outstanding on the new and the old credit facilities, respectively. The new credit facility expires in July 2006.

The Company maintains a credit facility with Residential Funding Corporation (‘‘RFC’’), which had a committed credit limit of $400 million, which limit was increased to $650 million in December 2005, collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of Dectember 31, 2005 and 2004, the Company had outstanding approximately $510.1 million and $164.3 million, respectively, on this facility. This credit facility expires in June 2006.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 4.3% and 2.6% for the years ended December 31, 2005 and 2004, respectively.

Substantially all mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of December 31, 2005, the Company was in compliance with the covenants contained in all of its warehouse credit facilities. However, as of November 30, 2005, the Company was not in compliance with a covenant in three of its warehouse credit facilities, for which waivers had been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur.

Maturities of borrowings are as follows at December 31, 2005 (Dollars in thousands):

	Payments due by Period
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,485,197	$1,263,387	$2,134,290	$1,087,520	$—
Warehouse lines payable	3,177,990	3,177,990	—	—	—
Repurchase agreements	87,058	87,058	—	—	—
Junior subordinated debentures	77,324	—	—	—	77,324

(1)	Payments on the Company's collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. The Company's estimate of its repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for estimated pre-payments. This estimate will differ from actual pre-payment amounts.

Special-Purpose Warehouse Finance Subsidiary

The Company's UBS Warehouse Facility, described above under ‘‘— Warehouse Lines Payable,’’ is administered by an agent on behalf of an institutionally managed medium term note conduit. Under the funding agreements governing the UBS Warehouse Facility, the Company transfers finance receivables to MortgageIT SPV I, a Delaware statutory trust (the ‘‘Trust’’) that has been established by the Company as a special purpose warehouse finance subsidiary of the Company. The Trust, in turn, issues notes (the ‘‘Notes’’) to the agent, collateralized by such finance receivables and cash. Through consolidation of the trust, these transactions are treated as secured financing arrangements for financial reporting purposes. The agent provides funding under the Notes to the Trust pursuant to an advance formula, and the Trust forwards the funds to the Company in consideration for the transfer of finance receivables. Advances under the funding agreements bear interest at LIBOR plus specified fees depending upon the source of funds provided by the agent. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company's ability to obtain additional borrowings under these agreements.

In addition, under the legal agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by the Trust are legally owned by the Trust and not by the Company;

•	the Trust is a legal entity separate and distinct from the Company and all other affiliates of the Company;

•	the assets of the Trust are legally assets only of the Trust, and are not legally available to the Company and all other affiliates of the Company or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors;

•	none of the Company or any other affiliate of the Company is legally liable on the debts of the Trust, except for an amount limited to 10% of the greater of (i) the total principal amount of Notes then outstanding under the related note purchase agreement plus the aggregate outstanding principal of all mortgage loans sold under the loan repurchase agreement and the loan sale agreement and (ii) the facility limit; and

•	assets of the Company which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by the Trust in consideration of mortgage loans sold to the Trust by the Company; and

2)	the value of the Company's net equity investment in the Trust.

As of December 31, 2005, the Trust had the following assets (in thousands):

a)	whole loans: $601,468; and

b)	cash and cash equivalents: $8,898.

As of December 31, 2005, the Trust had the following liabilities and equity (in thousands):

a)	short-term debt due to UBS: $589,004; and

b)	$21,362 in members' equity investment.

As of December 31, 2005, the Company included in its consolidated financial statements the assets, liabilities and operations of the Trust pursuant to FIN 46R.

NOTE 7 — NOTES PAYABLE

MortgageIT issued senior secured notes due 2007, with an aggregate principal amount of $15 million, in March 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets, with the exception of its mortgage loans held for sale and ARM loans held for securitization. The note purchase agreement governing the notes contains various restrictions and covenants. As of December 31, 2005, MortgageIT was in compliance with all of the restrictions and all but one of the covenants contained in the related note purchase agreement, for which a waiver has been obtained No assurance can be made that the investor will waive future covenant violations, if they occur.

In November 2004, MortgageIT entered into an amendment of the note purchase agreement, which reduced the interest rate on the outstanding principal balance thereunder from 10% per annum to

7½% per annum for the period beginning October 1, 2004 and ending March 31, 2005. In addition, the amendment prohibited MortgageIT from prepaying the notes prior to April 14, 2005. In August 2005, MortgageIT entered into an amendment and restatement of the note purchase agreement, which reduced the interest rate on the outstanding principal balance thereunder from 10% per annum to 5.5% for the period as of August 23, 2005 and ending at maturity. In addition, this amendment required MortgageIT to pay a premium on any optional prepayment of the notes on or prior to July 31, 2006.

In February 2006, MortgageIT sold an additional aggregate principal amount of $15 million of senior secured notes to the investor, and amended the interest rate to 6.5% for all notes outstanding as of February 21, 2006 and ending at maturity.

NOTE 8 — STOCKHOLDERS EQUITY

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

Stock Repurchase Plan

In October 2005, the Company announced that its board of directors authorized a program to repurchase up to $30 million of the Company's outstanding common stock. The repurchase program allows for shares to be purchased from time to time at management's discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. Through December 31, 2005, the Company has repurchased 90,400 shares of common stock at an average price of $13.03 per share.

Stock Options

2001 Stock Option Plan

In 2001, MortgageIT established the 2001 Stock Option Plan (‘‘2001 Plan’’). The 2001 Plan provided for the granting of stock options to employees, directors and consultants of MortgageIT to purchase up to 776,000 shares of Class B Common Stock. The exercise price of the options was not to be less than the fair market value on the date of grant with a maximum term of ten years, or in the case of 10% stockholders, at 110% of the fair market value on the date of grant with a maximum term of five years. MortgageIT awarded options to purchase 241,000 shares during 2004, all of which had a ten-year life and vested at the rate of one-third each year on the first three anniversaries of the respective grant date. The 2001 Plan terminated in August 2004.

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

2004 and Amended Long-Term Incentive Plans

In August 2004, the Company adopted the MortgageIT Holdings, Inc. 2004 Long-Term Incentive Plan (the ‘‘2004 Plan’’). A total of 1,725,000 shares of common stock have been reserved for issuance under the 2004 Plan, which terminates in 2014.

In April 2005, the board of directors adopted the MortgageIT Holdings, Inc. Amended Long-Term Incentive Plan (the ‘‘Amended Plan’’), which was subsequently approved by the Company's stockholders. Under the Amended Plan, an additional 1,000,000 shares of the Company's common stock were reserved for issuance; this addition of shares is the only material difference between the 2004 Plan and the Amended Plan. The Amended Plan will terminate in 2015.

Both the 2004 Plan and the Amended Plan provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. During the year ended December 31, 2005, options to purchase 92,724 shares of common stock, at an average exercise price of $12.00 per share and 23,398 shares of restricted stock were forfeited, and the Company granted options to purchase 2,500 shares of common stock, at an average exercise price of $12.97 per share, and 191,640 shares of restricted stock. The stock options and restricted stock will vest over a three-year period.

During the year ended December 31, 2005, options to purchase 371,029 shares of common stock became exercisable, of which 142,940 options were exercised at an average price of $12.02 per share. 151,476 shares of restricted stock vested during year ended December 31, 2005.

Activity for each of the plans is summarized as follows: (Shares in thousands)

	2004 Plan		2001 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2003	—	—	173	$8.44
Granted	—	—	256	13.91
Exercised	—	—	(1)	4.96
Forfeited	—	—	(24)	12.37
Options outstanding, December 31, 2003	—	$—	404	$11.66
Options outstanding, January 1, 2004	—	$—	404	$11.66
Granted	1,102	12.11	241	13.91
Exercised	—	—	(45)	4.96
Repurchased	—	—	(56)	4.96
Cancelled	—	—	(535)	13.91
Forfeited	(10)	12.00	(9)	13.91
Options outstanding, December 31, 2004	1,092	$12.11	—	$—
Options outstanding, January 1, 2005	1,092	$12.11	—	—
Granted	3	12.97	—	—
Exercised	(143)	12.02	—	—
Forfeited	(93)	12.00	—	—
Options outstanding, December 31, 2005	859	$12.15	—	$—

There were approximately 1,094,000 shares available for future grant at December 31, 2005.

The following table summarizes information pertaining to outstanding options at December 31, 2005 (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Number Exercisable
$12.01	820	8.6 years	216
$12.80 - $17.91	39	8.8 years	12

The weighted average fair value of options issued under the 2004 Plan, for the years ended December 31, 2005 and 2004, under the Black-Scholes option-pricing model, was $1.52 and $1.07 per option, respectively.

The weighted average fair value of options issued under the 2001 Plan, for the years ended December 31, 2004 and 2003, under the minimum value method, was $3.61 per option and $3.35 per option, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into operating leases for commercial real estate and office equipment expiring at various dates through June 2011. At December 31, 2005, the Company's marketable securities were pledged to collateralize its main office lease. Rent expense is being recognized on a straight-line basis to account for rent concessions and escalations during the lease term, resulting in deferred rent of $4,000,000 and $1,337,000 at December 31, 2005 and 2004, respectively.

Future minimum lease payments under the Company's operating leases are as follows (Dollars in thousands):

Year ending December 31,
2006	$12,972
2007	12,540
2008	10,262
2009	8,025
2010	4,952
Thereafter	687
Total minimum lease payments	$49,438

Operating lease payments in the above table are exclusive of real estate taxes and other operating expenditures and have been reduced by future minimum sublease rental payments. Total rent expense is reflected net of sublease income of approximately $67,000, $200,000 and $213,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. MortgageIT is in the process of evaluating the claims and potential counterclaims, and intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT, and IPI Skyscraper Mortgage, which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The case was filed as a putative class action; a motion for certification of a class under New York law and for collective action under federal law was filed on March 11, 2005. We opposed the motion, which remains pending, and we are vigorously asserting our defenses in this action. At this stage of the proceedings, it is not possible to predict the ultimate outcome of this litigation.

In addition to these cases, in the ordinary course of business, the Company is a defendant in or party to a number of pending and threatened legal actions and proceedings, and is also involved from time to time in investigations and administrative proceedings by governmental agencies. Certain of such actions and proceedings involve alleged violations of consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions and proceedings include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. Due to the difficulty of predicting the outcome of such matters, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal matters and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, but can give no assurance that they will not have such an effect.

Although it is difficult to predict the outcome of any litigation, the Company has established litigation reserves where necessary in accordance with generally accepted accounting principles.

Defined Contribution Plan

The Company maintains 401(k) retirement plans that cover all qualified employees. The plans match employee contributions up to 2% of the participant's salary. For the years ended December 31, 2005, 2004 and 2003, the Company recognized expense of $1,104,000, $514,000 and 589,000, respectively, related to the plans.

The Company maintained a deferred compensation plan that covered certain employees of the Company. Based on the terms of the plan, a portion of the annual incentive award was recorded as deferred compensation and was payable in cash over the applicable vesting period. At December 31, 2004 approximately $1,302,000 of deferred compensation was included in prepaids and other current assets, and was being amortized to compensation expense over the applicable vesting period. Amounts payable under this plan at December 31, 2004, including both current and deferred awards payable, were approximately $2,143,000, and were included in accrued expenses.

The Company terminated the deferred compensation plan effective December 31, 2004. One-third of the balance of participating employees' deferred compensation accounts as of December 31, 2004 was distributed in cash on January 15, 2005, and the remainder of the principal amount in the accounts earned 5% simple interest and was paid in equal parts to these employees on March 15, 2005, June 15, 2005, September 15, 2005 and December 15, 2005. The aforementioned payments were due to participants, provided they were employees on the related distribution dates.

NOTE 10 — INCOME TAXES

The provision for income taxes is as follows (Dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$15,400	$912	$2,764
State	3,945	696	1,832
	19,345	1,608	4,596
Deferred:
Federal	(3,841)	295	(591)
State	(835)	(286)	(206)
	(4,676)	9	(797)
Provision for Income Taxes	$14,669	$1,617	$3,799

The difference between the U.S. federal tax rate and the Company's effective tax rate in 2005 and 2004 is due primarily to changes in the estimated state tax rates and non-deductible expenses. The difference between the U.S. federal tax rate and the Company's effective tax rate in 2003 is due primarily to utilization of net operating loss carryforwards and changes in state tax rates, offset by certain non-deductible expenses. The effective income tax rate differed from the Federal statutory rate as follows (Dollars in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory rate	$19,256	35.0	$(2,322)	(34.0)	$9,545	34.0
Tax effect of non-taxable REIT Income	(12,073)	(21.9)	(2,108)	(30.9)	—	—
Tax on TRS income eliminated in consolidation	4,950	9.0	5,647	82.7	—	—
State income taxes, net of Federal benefit	1,860	3.4	191	2.8	3,335	11.9
Decrease in valuation allowance	—	—	—	—	(7,940)	(28.3)
Change in estimated state tax rates	109	0.2	114	1.7	(1,167)	(4.2)
Other — net	567	1.0	95	1.4	26	0.1
	$14,669	26.7%	$1,617	23.7%	$3,799	13.5%

The major sources of temporary income tax differences and the related deferred tax effect are as follows (Dollars in thousands):

	2005	2004
Deferred tax assets:
Reserves and allowances	$8,356	$2,631
Stock-based compensation	473	7
Mark to market — derivative instruments	2,097	940
Accrued expenses	1,010	900
Tax credit carry forward	—	244
Total deferred tax assets	11,936	4,722
Deferred tax liabilities:
Deferred charges	4,894	2,465
Property and equipment	663	750
Goodwill	1,052	719
Total deferred tax liabilities	6,609	3,934
Net deferred tax assets	$5,327	$788

The net deferred tax assets are included in prepaid and other assets on the consolidated balance sheets at December 31, 2005 and 2004, respectively.

NOTE 11 — EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, ‘‘Earnings Per Share.’’ The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$40,347	$(8,446)	$24,275
Dividends on convertible redeemable preferred stock:
Series A	—	426	686
Series B	—	2,397	3,800
Series C	—	822	1,302
Accretion of discount on preferred stock	—	302	511
Total dividends on preferred stock	—	3,947	6,299
Net income (loss) attributable to common stockholders	$40,347	$(12,393)	$17,976
Basic earnings per share:
Net income (loss) attributable to common stockholders	$40,347	$(12,393)	$17,976
Weighted average common stock outstanding for basic earnings per share	23,887	8,517	518
Basic earnings per share	$1.69	$(1.46)	$34.71
Diluted earnings per share:
Net income (loss) attributable to common stockholders	$40,347	$(12,393)	$17,976
Add preferred stock dividends	—	—	6,299
Net income (loss) for diluted earnings per share	$40,347	$(12,393)	$24,275
Common stock outstanding for basic earnings per share computation	23,887	8,517	518
Assumed conversion of dilutive:
Convertible preferred stock	—	—	4,067
Stock options and unvested restricted stock	371	—	59
Weighted average common stock outstanding for diluted earnings per share	24,258	8,517	4,644
Diluted earnings per share	$1.66	$(1.46)	$5.23

Options, warrants and restricted stock aggregating 154,000 and 428,000 were excluded from the computation for the years ended December 31, 2004 and 2003, respectively, as their effect would have been anti-dilutive. Potentially dilutive common equivalent shares amounting to 2,630,000 relating to the conversion of Series A, Series B and Series C preferred stock, restricted stock and options were excluded from the computation for the year ended December 31, 2004, as their effect would have been anti-dilutive.

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash paid during the year for:
Interest	$246,234	$23,779	$14,051
Income taxes	15,013	6,007	1,870

NOTE 13 — SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, secondary marketing and loan brokerage, title and insurance activities. Following is a summary of the Company's segment operating results for the years ended December 31, 2005 and 2004 (Dollars in thousands).

Year ended December 31, 2005

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$17	$224,837	$(24,337)	$200,517
Brokerage revenues	—	28,065	—	28,065
Interest income	185,645	135,300	4,861	325,806
Interest expense	(148,182)	(111,139)	2,557	(256,764)
Net interest income	37,463	24,161	7,418	69,042
Realized and unrealized gain on hedging instruments	8,058	—	1,614	9,672
Other	—	962	—	962
Total revenues	45,538	278,025	(15,305)	308,258
Operating expenses	11,044	243,359	(1,161)	253,242
Income before income tax	34,494	34,666	(14,144)	55,016
Income taxes	2	14,667	—	14,669
Net income	$34,492	$19,999	$(14,144)	$40,347
Segment assets	$4,926,820	$3,584,137	$(129,066)	$8,381,891

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations(1)	Total
Net income before eliminations	$34,492	$19,999	$54,491
Eliminations	6,829	(20,973)	(14,144)
Net income	$41,321	$(974)	$40,347

Year ended December 31, 2004

	Mortgage Investment Operations(1)	Mortgage Banking Operations(2)	Eliminations	Total
Gain on sale of mortgage loans	$—	$82,386	$(11,989)	$70,397
Brokerage revenues	—	36,283	—	36,283
Interest income	23,941	36,012	393	60,346
Interest expense	(13,004)	(16,455)	—	(29,459)
Net interest income	10,937	19,557	393	30,887
Realized and unrealized loss on hedging instruments	(1,701)	—	(6,151)	(7,852)
Other	—	566	—	566
Total revenues	9,236	138,792	(17,747)	130,281
Operating expenses	3,036	135,211	(1,137)	137,110
Income (loss) before income tax	6,200	3,581	(16,610)	(6,829)
Income taxes	—	1,617	—	1,617
Net income (loss)	$6,200	$1,964	$(16,610)	$(8,446)
Segment assets	$2,439,857	$1,117,160	$(16,167)	$3,540,850

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations(1)	Total
Net income before eliminations	$6,200	$1,964	$8,164
Eliminations	393	(17,003)	(16,610)
Net income	$6,593	$(15,039)	$(8,446)

(1)	Commenced operations on August 4, 2004. The Company operated in one segment, Mortgage Banking, prior to August 4, 2004.

(2)	Represents the consolidated results of operations for MortgageIT, Inc.

NOTE 15 — SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations (Dollars and shares in thousands, except per share data):

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Gain on sale of mortgage loans	$59,813	$61,612	$46,985	$32,107
Brokerage revenues	7,886	7,506	6,275	6,398
Interest income	113,770	90,384	67,900	53,752
Interest expense	(100,282)	(75,741)	(49,255)	(31,486)
Net interest income	13,488	14,643	18,645	22,266
Realized and unrealized (loss) gain on hedging instruments	(70)	—	820	8,922
Other	247	209	243	263
Operating expenses	(74,768)	(68,464)	(58,764)	(51,246)
Income taxes	938	(6,841)	(5,784)	(2,982)
Net income	$7,534	$8,665	$8,420	$15,728
Basic	$0.27	$0.31	$0.43	$0.81
Diluted	$0.26	$0.30	$0.42	$0.79
Average number of common shares outstanding — Basic	28,354	28,077	19,486	19,405
Average number of common shares outstanding — Diluted	28,432	28,427	19,905	19,846

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Gain on sale of mortgage loans	$20,763	$14,405	$20,875	$14,354
Brokerage revenues	6,739	8,955	11,844	8,745
Interest income	32,934	15,804	6,291	5,317
Interest expense	(17,533)	(6,925)	(2,455)	(2,546)
Net interest income	15,401	8,879	3,836	2,771
Realized and unrealized gain (loss) on hedging instruments	2,004	(9,856)	—	—
Other	294	248	17	7
Operating expenses	(43,026)	(34,838)	(32,875)	(26,371)
Income taxes	(413)	242	(1,669)	223
Dividends on preferred stock	—	(587)	(1,699)	(1,661)
Net income (loss) attributable to common stockholders	$1,762	$(12,552)	$329	$(1,932)
Basic	$0.09	$(0.93)	$0.64	$(3.73)
Diluted	$0.09	$(0.93)	$0.41	$(3.73)
Average number of common shares outstanding — Basic	19,405	13,451	518	518
Average number of common shares outstanding — Diluted	19,760	13,451	4,917	518

NOTE 16 — MINIMUM NET WORTH REQUIREMENT

MortgageIT is a HUD Title II Nonsupervised Delegated Mortgagee. As such, MortgageIT is subject to certain minimum net worth requirements as established by HUD. As of December 31, 2005 and 2004, MortgageIT’s net worth exceeded HUD's minimum net worth requirement of $1,000,000 by $46,675,000 and $35,260,000, respectively.

Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.
By:	/s/ DOUG W. NAIDUS
Name: Doug W. Naidus Title: Chairman and Chief Executive Officer Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DOUG W. NAIDUS	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

Doug W. Naidus

/s/ GLENN J. MOURIDY	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

Glenn J. Mouridy

/s/ FRED A. ASSENHEIMER	Director	March 14, 2006

Fred A. Assenheimer

/s/ WILLIAM L. COLLINS	Director	March 14, 2006

William L. Collins

/s/ JOHN K. DARR	Director	March 14, 2006

John K. Darr

/s/ MICHAEL N. GARIN	Director	March 14, 2006

Michael N. Garin

/s/ MICHAEL J. MAROCCO	Director	March 14, 2006

Michael J. Marocco

/s/ NANCY McKINSTRY	Director	March 14, 2006

Nancy McKinstry

/s/ TIMOTHY SCHANTZ	Director	March 14, 2006

Timothy Schantz

/s/ EDOLPHUS TOWNS	Director	March 14, 2006

Edolphus Towns