Form 10-Q
period 2006-03-31
MortgageIT Holdings, Inc.
filed 2006-05-09
CIK 1284151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32213

MORTGAGEIT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-0947002 (IRS Employer Identification Number)
33 Maiden Lane New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 29,087,185 SHARES OUTSTANDING AS OF APRIL 21, 2006.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain ‘‘forward-looking statements,’’ which are based on management's current expectations. Such forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including, among other things, the Company's ability to fund a fully-leveraged, self-originated loan portfolio, its anticipated loan funding volume and its ability to pay dividends. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 , as amended. Forward-looking statements are statements that relate to future events and are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on the current economic environment and management's current expectations and beliefs, and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements are inherently subject to significant economic, competitive, and other contingencies that are beyond the control of management. The Company can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, its mortgage bank subsidiary’s continued ability to originate new loans, including loans that the Company deems suitable for its securitization portfolio; changes in the capital markets, including changes in interest rates and/or credit spreads; and the risk factors or other uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K ..

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake, and specifically disclaim, any obligation to update or revise any of the forward-looking statements after the date of this quarterly report on Form 10-Q, to conform these forward-looking statements to actual results or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$55,079	$36,757
Restricted cash	1,889	712
Marketable securities held to maturity	1,489	3,675
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	5,214,439	4,681,554
ARM loans held for securitization, net	—	282
Total Portfolio ARM Loans	5,214,439	4,681,836
Mortgage loans held for sale	2,856,370	3,378,197
Mortgage-backed securities — available for sale	23,211	23,357
Hedging instruments	72,659	54,472
Accounts receivable, net of allowance	148,752	146,043
Prepaids and other assets	46,933	31,262
Goodwill	11,639	11,639
Property and equipment, net	14,790	13,941
Total assets	$8,447,250	$8,381,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized debt obligations	$4,992,895	$4,485,197
Warehouse lines payable	2,689,694	3,177,990
Repurchase agreements	102,282	87,058
Hedging instruments	6,410	8,801
Junior subordinated debentures	128,871	77,324
Notes payable and other debt	30,000	15,000
Accounts payable, accrued expenses and other liabilities	138,598	176,619
Total liabilities	8,088,750	8,027,989
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 125,000,000 shares authorized; 29,177,585 issued and 29,087,185 outstanding in 2006; 28,889,540 issued and 28,799,140 outstanding in 2005	292	289
Treasury stock	(1,178)	(1,178)
Additional paid-in capital	393,380	393,304
Unearned compensation — restricted stock	(5,060)	(5,889)
Accumulated other comprehensive income (loss)	28,732	13,225
Accumulated deficit	(57,666)	(45,849)
Total stockholders' equity	358,500	353,902
Total liabilities and stockholders' equity	$8,447,250	$8,381,891

The accompanying notes are an intregral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues:
Gain on sale of mortgage loans	$45,752	$32,107
Brokerage revenues	6,438	6,398
Interest income	113,908	53,752
Interest expense	(104,981)	(31,486)
Net interest income	8,927	22,266
Realized and unrealized gain on hedging instruments	420	8,922
Other	238	263
Total revenues	61,775	69,956
Operating expenses:
Compensation and employee benefits	37,242	27,789
Processing expenses	23,918	10,363
General and administrative expenses	7,580	6,818
Rent	3,688	2,275
Marketing, loan acquisition and business development	1,270	895
Professional fees	2,597	2,310
Depreciation and amortization	1,547	796
Total operating expenses	77,842	51,246
(Loss) income before income taxes	(16,067)	18,710
Income tax (benefit) expense	(11,340)	2,982
Net (loss) income	$(4,727)	$15,728
Per share data:
Basic	$(0.17)	$0.81
Diluted	$(0.17)	$0.79
Weighted average number of shares — basic	28,352	19,405
Weighted average number of shares — diluted	28,352	19,846

The accompanying notes are an intregral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	March 31, 2006	March 31, 2005
Net (loss) income	$(4,727)	$15,728
Other comprehensive income:
Realized and unrealized gain on hedging instruments arising during the period	15,886	14,058
Unrealized gain on mortgage-backed securities – available for sale	766	—
Reclassification of gains included in net income	(1,145)	—
Net realized and unrealized gain during the period	15,507	14,058
Comprehensive income	$10,780	$29,786

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
Three months ended March 31, 2006 (Dollars and shares in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Unamortized Cost of Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2005	28,799	$289	$(1,178)	$393,304	$(45,849)	$(5,889)	$13,225	$353,902
Issuance of common stock in connection with restricted stock grants	291	3	—	58	—	—	—	61
Restricted stock forfeitures	(3)	—	—	(56)	—	56	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	773	—	773
Stock based compensation	—	—	—	74	—	—	—	74
Other comprehensive (loss) income	—	—	—	—	—	—	15,507	15,507
Dividends declared on common stock – $.25 per share	—	—	—	—	(7,090)	—	—	(7,090)
Net loss	—	—	—	—	(4,727)	—	—	(4,727)
Balance at March 31, 2006	29,087	$292	$(1,178)	$393,380	$(57,666)	$(5,060)	$28,732	$358,500

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(4,727)	$15,728
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,484	1,274
Stock based compensation	908	787
Unrealized gain on hedging instruments	(5,709)	(2,097)
Net amortization (accretion) of mortgage backed securities	859	—
Impairment of mortgage backed securities	95	—
Changes in operating assets:
(Increase) decrease in restricted cash	(1,177)	1,433
Decrease (increase) in mortgage loans held for sale	521,827	(620,390)
(Increase) in accounts receivable	(2,710)	(6,677)
Increase in prepaids and other assets	(13,710)	(1,674)
Changes in operating liabilities:
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(31,518)	2,239
Net cash provided by (used in) operating activities	466,622	(609,377)
Cash flows from investing activities:
Increase in ARM loans	(532,602)	(464,821)
Purchases of property and equipment	(2,396)	(859)
Proceeds from maturities of marketable securities	5,900	6,331
Purchases of marketable securities	(3,715)	(2,852)
Net cash used in investing activities	(532,813)	(462,201)
Cash flows from financing activities:
Net proceeds from issuance of junior subordinated debentures	48,497	—
Proceeds from collateralized debt obligations	733,093	979,105
Payments made on collateralized debt instruments	(225,395)	(74,788)
Net borrowings from repurchase agreements	15,224	15,801
Net payments on hedging instruments	(15)	(6,076)
Distributions paid	(13,595)	(8,538)
Proceeds from notes payable	15,000	—
Proceeds from issuance of common stock	—	4
Net (repayment) proceeds of warehouse lines payable	(488,296)	136,161
Net cash provided by financing activities	84,513	1,041,669
Net increase (decrease) in cash and cash equivalents	18,322	(29,909)
Cash and cash equivalents at beginning of period	36,757	70,224
Cash and cash equivalents at end of period	$55,079	$40,315

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The interim financial information should be read in conjunction with MortgageIT Holdings, Inc.'s 2005 Annual Report on Form 10-K.

Basis of Presentation

MortgageIT Holdings, Inc. (‘‘Holdings’’ or the ‘‘Company’’) is a residential mortgage lender that was formed in March 2004 to continue and expand the business of MortgageIT, Inc. (‘‘MortgageIT’’ or the ‘‘TRS’’). Holdings is organized and conducts its operations to qualify as a real estate investment trust (‘‘REIT’’) for federal income tax purposes and is focused on earning net interest income from mortgage loans originated by MortgageIT, Holdings' taxable REIT subsidiary. MortgageIT was incorporated in New York on February 1, 1999 and began marketing mortgage loan services on May 4, 1999. MortgageIT originates, sells and brokers residential mortgage loans in 50 states and the District of Columbia, and is an approved U.S. Department of Housing and Urban Development (‘‘HUD’’) Title II Nonsupervised Delegated Mortgagee.

As discussed further in Note 11, the Company operates its business in two primary segments, mortgage investment operations and mortgage banking operations. Mortgage investment operations are driven by the net interest income generated on its investment loan portfolio. Mortgage banking operations include loan origination, underwriting, funding, secondary marketing and loan brokerage, title and insurance activities.

The consolidated financial statements included herein contain results for Holdings, Holdings' wholly owned subsidiaries, MHL Funding Corp., Next at Bat Lending, Inc., MHL Reinsurance, Ltd. and MortgageIT, and MortgageIT's wholly owned subsidiary Home Closer LLC (‘‘Home Closer’’). Home Closer provides title, settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

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

Adjustable Rate Mortgage (‘‘ARM’’) Loan Investment Portfolio

The Company's ARM loan investment portfolio is comprised of ARM loans collateralizing debt obligations and ARM loans held for securitization (collectively referred to as ‘‘Portfolio ARM Loans’’ or ‘‘ARM Loans’’). All of the Company's Portfolio ARM Loans are traditional ARM Loans, meaning they have interest rates that reprice in one year or less (‘‘Traditional ARMs’’ or ‘‘Traditional ARM loans’’), hybrid ARM Loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity (‘‘Hybrid ARMs’’ or ‘‘Hybrid ARM loans’’), or pay option ARM Loans (‘‘POAs’’) that have a low introductory rate for the first 30-90 days and, thereafter, reprice monthly on the basis of an index, such as the 12-month Treasury average.

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

Mortgage Loans Held for Sale

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent loans that have not yet been allocated to a forward sales commitment. At March 31, 2006 and December 31, 2005, unallocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent loans that have been allocated to a forward sales commitment. For the three months ended March 31, 2006 and the year ended December 31, 2005, the Company qualified and elected to apply Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) fair value hedge accounting for allocated loans held for sale. Allocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information. Adjusted cost includes the loan principal amount outstanding, deferred direct origination costs and fees, and any adjustment to the carrying amount of loans resulting from the application of hedge accounting.

Mortgage-Backed Securities – Available for Sale

Mortgage-backed securities – available for sale represent beneficial interests the Company purchased in the MortgageIT real estate mortgage investment conduit (‘‘REMIC’’) securitization.

Mortgage-backed securities classified as available for sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (‘‘OCI’’).

Mortgage-backed securities represent the retained interests in certain components of the cash flows of the underlying mortgage loans or mortgage securities transferred to securitization trusts. As payments are received, the payments are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as assumptions for credit losses, borrower prepayments and interest rates are updated. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

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

Loan Securitizations

The Company securitizes mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The Company generally retains interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require the Company to repurchase loans that are found to have legal deficiencies after the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company's accounting policy for ARM loan securitizations complies with the provisions of SFAS No. 140 ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS No. 140’’). Depending on the structure of the securitization, the accounting for securitizations is treated as either a sale or secured financing for financial statement purposes. The securitization transactions in the Company's mortgage investment operations segment are treated as secured financings under SFAS No. 140 as the Company has retained control over the transferred assets. The MortgageIT REMIC securitization completed in February 2006 was treated as a financing under SFAS No. 140. The MortgageIT REMIC securitization completed in November 2005 was treated as a sale under SFAS No. 140.

Mortgage Servicing Rights

Mortgage servicing rights retained in the REMIC securitization are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. Mortgage servicing rights are amortized in proportion to and over the projected net servicing revenues. Periodically, the Company evaluates the carrying value of mortgage servicing rights based on their estimated fair value. If the estimated fair value is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of mortgage servicing rights the Company stratifies the mortgage servicing rights based on their predominant risk characteristics.

Mortgage servicing rights are recorded in other assets in the consolidated balance sheets. The servicing fee income associated with the mortgage servicing rights is reported in other income in the consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company manages its interest rate risk exposure through the use of derivatives, including interest rate swaps, Eurodollar futures, forwards and interest rate caps. In accordance with SFAS No. 133, all derivative instruments are recorded on the balance sheets at fair value.

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

The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge was not material during the three months ended March 31, 2006. The change in value of a derivative instrument that does not qualify for hedge accounting, is reported in earnings under the caption realized and unrealized gain (loss) on hedging instruments.

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

Other Comprehensive Income

SFAS No. 130, ‘‘Reporting Comprehensive Income,’’ divides comprehensive income into net income and other comprehensive income (loss), which consists of unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, and mortgage-backed securities – available for sale. Accumulated OCI is comprised of the following:

	Net Unrealized Loss on Mortgage-Backed Securities – Available for Sale	Net Realized and Unrealized Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$—	(387)	(387)
Net change	(948)	14,560	13,612
Balance at December 31, 2005	$(948)	$14,173	$13,225
Balance at January 1, 2006	(948)	14,173	13,225
Net change	766	14,741	15,507
Balance at March 31, 2006 (unaudited)	$(182)	$28,914	$28,732

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

Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans from investors consistent with the terms of its investor contracts. In connection with the sale of loans, the Company records a repurchase reserve for potential future losses applicable to loans sold. The repurchase reserve is included in accrued expenses on the Company's balance sheets.

Loan Loss Reserves

The Company maintains an allowance for loan losses based on management's estimate of credit losses inherent in the Company's Portfolio ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of the Company's Portfolio ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in the Company's ARM loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure. In addition, once a loan is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan. The Company will charge off losses against the credit loss reserve at the time of loan disposition. The following table summarizes changes in the reserve:

	Three months ended March 31, 2006	Year ended December 31, 2005
	(unaudited)
Loan loss reserve, beginning of period	$4,123	$674
Loan loss provision	348	3,449
Write offs	(1)	—
Loan loss reserve, end of period	$4,470	$4,123

Stock Compensation

As of March 31, 2006, the Company had in effect the 2004 Long-Term Incentive Plan (the ‘‘2004 Plan’’) and the Amended Long-Term Incentive Plan (the ‘‘Amended Plan’’), which are described more fully in Note 8.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS No. 123R), requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was approximately $74,000 of before tax compensation cost related to stock options recognized in operating results during the three months ended March 31, 2006. The associated future income tax benefit recognized was approximately $30,000 during the three months ended March 31, 2006.

At March 31, 2006, there was approximately $438,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years.

Through December 31, 2005, the Company accounted for all transactions under which employees received shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Pursuant to these accounting standards, the Company recorded deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There was no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’ (‘‘SFAS No. 123’’) as of March 31, 2005. (Dollars in thousands, except per share data):

Three months ended March 31, 2005
(unaudited)
Net income attributable to common stockholders	$15,728
Amortization of restricted stock, including forfeitures, net of tax effects	554
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(610)
Pro forma net income	$15,672
Net income per share attributable to common stock:
Basic – As reported	$.81
Basic – Pro forma	$.81
Net income per share for diluted earnings per share:
Diluted – As reported	$.79
Diluted – Pro forma	$.79

Under the 2004 Plan, the fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 3.75%, expected option lives of five years, 26% volatility and 9% dividend rate.

The weighted average fair value of options issued under the 2004 Plan, for the three months ended March 31, 2005, under the Black-Scholes option-pricing model, was $1.01 per option.

No stock options have been granted under the Amended Plan.

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

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and accounts receivable are carried at amounts approximating fair value. Unallocated and allocated mortgage loans held for sale are carried at the lower of adjusted cost or market value, or at market value.

Mortgage-backed securities – available for sale are carried at fair value.

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

The following table presents information as to the carrying amount and estimated fair value of certain of the Company's market risk sensitive assets, liabilities and hedging instruments at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands) (unaudited)
Assets:
Mortgage loans held for sale	$2,854,205	$2,865,434
Forward delivery commitments	2,165	2,165
Mortgage loans held for sale, net	2,856,370	2,867,599
ARM loans held for securitization, net	—	—
ARM loans collateralizing debt obligations, net	5,214,439	5,135,849
Mortgage-backed securities – available for sale	23,211	23,211
Hedging instruments	72,659	72,659
Liabilities:
Warehouse lines payable	$2,689,694	$2,689,694
Collateralized debt obligations	4,992,895	4,992,895
Repurchase agreements	102,282	102,282
Junior subordinated debentures	128,871	128,871
Hedging instruments	6,410	6,410

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,382,560	$3,388,115
Forward delivery commitments	(4,363)	(4,363)
Mortgage loans held for sale, net	3,378,197	3,383,752
ARM loans held for securitization, net	282	277
ARM loans collateralizing debt obligations, net	4,681,554	4,624,237
Mortgage-backed securities – available for sale	23,357	23,357
Hedging instruments	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197
Repurchase agreements	87,058	87,058
Junior subordinated debentures	77,324	77,324
Hedging instruments	8,801	8,801

RECENTLY ISSUED ACCOUNTING STANDARDS

Historically, the Company has accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The Company had not reflected stock option-based employee compensation cost in net income, prior to 2006, because all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Under the provisions of SFAS No. 123R, effective in the period ended March 31, 2006, the Company has measured the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

The grant date fair value of employee stock options was measured using the Black-Scholes option-pricing model, an appropriate option pricing model. See ‘‘Stock Compensation’’ of this Note 1 for an illustration of the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123R as of January 1, 2005.

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

In February 2006, FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’, which addresses issues on the evaluation of beneficial interests issued in securitization transactions under SFAS No. 133. The statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after December 31, 2006. The Company will adopt this statement when effective and is currently evaluating its impact.

In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets’’, an amendment of SFAS No. 140 (‘‘SFAS 156’’). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll−forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, so long as the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company will adopt this statement when effective and is currently evaluating its impact.

NOTE 2 — PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of March 31, 2006 and December 31, 2005 (Dollars in thousands):

March 31, 2006 (unaudited)	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$5,164,865	$—	$5,164,865
Unamortized loan origination costs and fees	54,044	—	54,044
Loan loss reserves	(4,470)	—	(4,470)
Amortized cost, net	5,214,439	—	5,214,439
Gross unrealized loss	(78,590)	—	(78,590)
Estimated fair value	$5,135,849	$—	$5,135,849
Carrying value	$5,214,439	$—	$5,214,439

December 31, 2005	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$4,641,588	$278	$4,641,866
Unamortized loan origination costs and fees	44,089	4	44,093
Loan loss reserves	(4,123)	—	(4,123)
Amortized cost, net	4,681,554	282	4,681,836
Gross unrealized loss	(57,317)	(5)	(57,322)
Estimated fair value	$4,624,237	$277	$4,624,514
Carrying value	$4,681,554	$282	$4,681,836

The loans that the Company retains in its portfolio are serviced through a subservicing arrangement. The TRS sells all of its fixed rate loan production to third parties, as well as any ARM loans that the Company does not retain in its portfolio.

The Company does not account for mortgage-backed securities created in connection with the securitization of Portfolio ARM Loans and placed with third party investors as sales and, therefore, does not record any gain or loss in connection with these securitization transactions. Instead, the Company accounts for the securities it issues as a long-term collateralized financing. As of March 31, 2006, the Company held approximately $5.2 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations, net.

The Company has credit exposure on its ARM Loan investment portfolio. During the three months ended March 31, 2006, the Company recorded loan loss provisions totaling $348,000 to reserve for estimated future credit losses on Portfolio ARM Loans, and charged $1,000 against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of March 31, 2006 and December 31, 2005 (Dollars in thousands):

March 31, 2006 (unaudited)

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	45	$12,540	0.24%	0.14%
90 days or more	3	1,400	0.03	0.02
In bankruptcy and foreclosure	48	11,697	0.22	0.14
	96	$25,637	0.49%	0.30%

December 31, 2005

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	48	$12,189	0.26%	0.15%
90 days or more	19	5,627	0.12	0.07
In bankruptcy and foreclosure	18	4,461	0.10	0.05
	85	$22,277	0.48%	0.27%

NOTE 3 — MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Mortgage loans held for sale	$2,816,780	$3,331,966
Deferred origination costs and fees	39,590	46,231
Carrying amount of mortgage loans held for sale	$2,856,370	$3,378,197

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

As of March 31, 2006 and December 31, 2005, the Company had loan purchase commitments from third party investors for approximately $1.7 billion, respectively. Substantially all loans held for sale at March 31, 2006 and December 31, 2005 were subsequently sold to third party investors. Substantially all mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 6).

As of March 31, 2006 and December 31, 2005, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $2.5 billion and $2.3 billion, respectively.

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

At March 31, 2006 and December 31, 2005, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $1.65 billion and $1.59 billion, respectively. The fair value of the IRLCs at March 31, 2006 and December 31, 2005 reflected a gain of approximately $1.4 million and $5.8 million, respectively.

At March 31, 2006 and December 31, 2005, the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $1.22 billion and $1.03 billion, respectively, with a fair value gain of approximately $5.4 million and a fair value loss of approximately $2.9 million, respectively.

At March 31, 2006 and December 31, 2005, the notional amount of the Company's forward sales commitments with third party investors was approximately $2.1 billion and $1.8 billion, respectively, with a fair value gain of approximately $2.2 million and a fair value loss of approximately $4.6 million, respectively.

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

All changes in the fair value of Cap Agreements, designated as cash flow hedges, Swap Agreements and the effective portion of the Eurodollar futures contracts' gain or loss, are recorded in OCI on the consolidated balance sheets and will be recognized as net interest income when the forecasted financing transactions occur. If it becomes probable that the forecasted transaction, which is the future interest payments on the Company's collateralized debt obligations, will not occur as specified at the inception of the hedging relationship, then the related gain or loss in OCI would be reclassified out of OCI and recognized in interest expense. The carrying value of these derivative instruments is included in hedging instruments on the accompanying consolidated balance sheets.

The Company purchases Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in the Cap Agreements increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company's borrowings at a level specified by the Cap Agreement. The notional balances of the caps generally decline over the life of these instruments approximating the declining balance of the Company's collateralized debt obligations.

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the caps, which range from 2.50% to 6.02%. The Cap Agreements had an average maturity of 4.63 years as of March 31, 2006 and will expire between August 2007 and June, 2014.

The Company enters into Swap Agreements to fix the interest rate on a portion of the Company's borrowings as specified in the Swap Agreement. When the Company enters into a Swap Agreement, it agrees to pay a fixed interest rate as specified in the agreement, typically based on LIBOR. Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements.

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

The following table presents notional amount, carrying amount and realized and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at March 31, 2006 and December 31, 2005. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheets.

	March 31, 2006 (unaudited)
	Notional Amount	Carrying Amount	Net Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$7,003,000	$1,835	$(681)
Cap agreements	4,399,787	43,552	16,695
Swap agreements	573,417	13,116	12,900
Total cash flow hedges	$11,976,204	$58,503	$28,914

	December 31, 2005
	Notional Amount	Carrying Amount	Net Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$4,141,000	$469	$(3,627)
Cap agreements	3,971,027	31,524	6,801
Swap agreements	596,463	11,264	10,999
Total cash flow hedges	$8,708,490	$43,257	$14,173

As of March 31, 2006, the net gain in OCI was $28,914,000. The Company estimates that, over the next twelve months, $1,629,000 of this net gain will be reclassified from OCI to net interest income.

NOTE 5 — REMIC SECURITIZATION

In November 2005, MortgageIT completed its first REMIC securitization, whereby a pool of ARM loans totaling approximately $388 million was securitized and sold to the public. The Company retained the mortgage servicing rights and retained approximately $24 million in mortgage-backed securities created in the transaction.

The available for sale mortgage-backed securities consist of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The unrealized losses and estimated fair value of the available for sale mortgage-backed securities as of March 31, 2006 and December 31, 2005, are approximately $182,000 and $23.2 million, and $948,000 and $23.4 million, respectively.

MortgageIT records mortgage servicing rights arising from the sale of loans in the REMIC securitization. The carrying value of mortgage servicing rights and the estimated fair value of the servicing rights as of March 31, 2006 and December 31, 2005, are approximately $3.2 million and $3.4 million, and $2.5 million and $2.6 million, respectively.

In February 2006, MortgageIT completed its second REMIC transaction, which was structured to qualify as a financing and, as such, is included in collateralized debt obligations, discussed below.

NOTE 6 — BORROWINGS

Collateralized Debt Obligations

In the February 2006 REMIC securitization, the Company issued, through a trust, AAA and AA-rated floating-rate pass-through certificates totaling $723.0 million and A-rated subordinated floating-rate securities totaling $10.1 million to third party investors, and retained $33.3 million of subordinated certificates, which provide credit support to the higher-rated certificates.

In addition, through December 31, 2005, the Company had issued AAA/AA-rated floating-rate pass-through certificates totaling $5.25 billion and A+/BBB+ subordinated floating-rate securities totaling $55.1 million to third party investors and retained $112.2 million of subordinated certificates, which provide credit support to the higher-rated certificates that were placed with third party investors. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR.

In connection with the issuance of these mortgage-backed securities, which are also referred to as collateralized debt obligations, the Company incurred costs of $17.7 million through March 31, 2006. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as financings of loans and represent permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities are recorded as collateralized debt obligations.

As of March 31, 2006 and December 31, 2005, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $5.2 billion and $4.6 billion, respectively. The debt matures between 2033 and 2036 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20%, or 10% for the February 2006 REMIC securitization, of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately 2.5 years.

Repurchase Agreements

The Company had $102.3 million and $87.1 million outstanding under repurchase agreements with a weighted average borrowing rate of approximately 5.0% and 3.5% and a weighted average remaining maturity of 25 days and 26 days as of March 31, 2006 and December 31, 2005, respectively.

Junior Subordinated Debentures

During March 2006, MortgageIT issued approximately $51.5 million of junior subordinated debentures (the ‘‘2006 Debentures’’). The 2006 Debentures were issued to a trust subsidiary of MortgageIT in order to fund such trust's obligations with respect to an aggregate of $50 million of trust preferred securities which were issued by such trust subsidiary. The 2006 Debentures are floating-rate and bear a variable interest rate of 360 basis points above 3-month LIBOR, paid quarterly, and mature in 2036. They are redeemable, by MortgageIT, at par, after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the 2006 Debentures, the Company incurred costs of $1.5 million. These costs are being amortized over the expected life of the 2006 Debentures using the interest method.

During April and May 2005, MortgageIT issued an aggregate of approximately $77.3 million of junior subordinated debentures (the ‘‘2005 Debentures’’). The 2005 Debentures were issued to trust subsidiaries of MortgageIT in order to fund such trust's obligations with respect to an aggregate of $75 million of trust preferred securities which were issued by such trust subsidiary. The 2005 Debentures are floating-rate and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable, by MortgageIT, at par, after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the 2005 Debentures, the Company incurred costs of $2.5 million. These costs are being amortized over the expected life of the 2005 Debentures using the interest method.

As of March 31, 2006, the Company did not include in its consolidated financial statements the assets, liabilities and operations of the trust subsidiaries pursuant to FASB Interpretation No. 46 (revised December 2003), ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). As of March 31, 2006, the Company recorded its investment in the trust subsidiaries, of approximately $3.8 million, in prepaids and other assets in the accompanying consolidated balance sheets.

Warehouse Lines Payable

The Company has six warehouse credit facilities with major lenders that are used to fund mortgage loans.

The Company maintains a warehouse credit facility with JPMorgan Chase Bank, National Association (‘‘JPMorgan Chase’’) for a noncommitted credit limit of $500 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2006 and December 31, 2005, the Company had outstanding approximately $227.6 million and $153.4 million, respectively, on this facility. This credit facility expires in October 2006.

The Company maintains a warehouse credit facility with Credit Suisse First Boston Mortgage Capital LLC (‘‘CSFB’’) for a partially committed credit limit of $750 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2006 and December 31, 2005, the Company had outstanding approximately $497.5 million and $384.1 million, respectively, on this facility. This credit facility expires in May 2006.

The Company maintains a warehouse credit facility with Greenwich Capital Financial Products Inc. (‘‘Greenwich’’) for an uncommitted credit limit of $750 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2006 and December 31, 2005, the Company had outstanding approximately $575.0 million and $485.6 million, respectively, on this facility. This credit facility expires in July 2006.

The Company maintains a credit facility (the ‘‘UBS Warehouse Facility’’) with UBS Real Estate Securities, Inc. (‘‘UBS’’), which has an uncommitted credit limit of $2.0 billion, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the UBS Warehouse Facility, outstanding advances are secured by the specific mortgage loans funded and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 to 60 days. As of March 31, 2006 and December 31, 2005, the Company had outstanding on the line approximately $409.6 million and $589.0 million, respectively, on this facility. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $1.6 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively, is included in brokerage revenue on the statement of operations. Loans on the conduit line, which totaled approximately $697.8 million and $1.1 billion at March 31, 2006 and December 31, 2005, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2007.

The Company maintains a warehouse credit facility with Merrill Lynch Bank USA (‘‘Merrill Lynch’’), which has a partially committed credit limit of $1.25 billion. Under the line the outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2006 and December 31, 2005, the Company had outstanding approximately $503.7 million and $1.1 billion, respectively, on this facility. This credit facility expires in July 2006.

The Company maintains a credit facility with Residential Funding Corporation (‘‘RFC’’), which has a committed credit limit of $650 million, collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of March 31, 2006 and December 31, 2005, the Company had outstanding approximately $476.3 million and $510.1 million, respectively, on this facility. This credit facility expires in June 2006.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 5.7% and 4.3% for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

Substantially all mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. As of March 31, 2006, the Company was not in compliance with a covenant contained in four of its warehouse credit facilities, for which waivers have been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur.

Maturities of borrowings are as follows at March 31, 2006 (Dollars in thousands):

	Payments due by Period
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,992,895	$1,222,171	$1,746,502	$1,585,236	$438,986
Warehouse lines payable	2,689,694	2,689,694	—	—	—
Repurchase agreements	102,282	102,282	—	—	—
Junior subordinated debentures	128,871	—	—	—	128,871

(1)	Payments on the Company's collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. The Company's estimate of its repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for estimated pre-payments. This estimate will differ from actual pre-payment amounts.

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

In addition, under the agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by the Trust are legally owned by the Trust and not by the Company;

•	the Trust is a legal entity separate and distinct from the Company and all other affiliates of the Company;

•	the assets of the Trust are legally assets only of the Trust, and are not legally available to the Company and all other affiliates of the Company or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors;

•	none of the Company or any other affiliate of the Company is legally liable on the debts of the Trust, except for an amount limited to 10% of the greater of (i) the total principal amount of Notes then outstanding under the related note purchase agreement plus the aggregate outstanding principal of all mortgage loans sold under the loan repurchase agreement and the loan sale agreement and (ii) the facility limit; and

•	assets of the Company which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by the Trust in consideration of mortgage loans sold to the Trust by the Company; and

2)	the value of the Company's net equity investment in the Trust.

As of March 31, 2006, the Trust had the following assets (in thousands):

a)	whole loans: $418,358; and

b)	cash and cash equivalents: $15,426.

As of March 31, 2006, the Trust had the following liabilities and equity (in thousands):

a)	short-term debt due to UBS: $409,646; and

b)	$24,138 in members' equity investment.

As of March 31, 2006, the Company included in its consolidated financial statements the assets, liabilities and operations of the Trust pursuant to FIN 46R.

NOTE 7 — NOTES PAYABLE

MortgageIT issued senior secured notes due 2007, with an aggregate principal amount of $15 million, in March 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets, with the exception of its mortgage loans held for sale and ARM loans held for securitization. The note purchase agreement governing the notes contains various restrictions and covenants. As of March 31, 2006, MortgageIT was in compliance with all of the restrictions and covenants contained in the related note purchase agreement. If covenant violations occur in the future, there can be no assurance that the investor will waive them.

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

NOTE 8 — STOCKHOLDERS EQUITY

Stock Repurchase Plan

In October 2005, the Company announced that its board of directors authorized a program to repurchase up to $30 million of the Company's outstanding common stock. The repurchase program allows for shares to be purchased from time to time at management's discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. Through December 31, 2005, the Company has repurchased 90,400 shares of common stock at an average price of $13.03 per share. There were no repurchases during the three months ended March 31, 2006.

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

Both the 2004 Plan and the Amended Plan provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. During the three months ended March 31, 2006, options to purchase 21,532 shares of common stock, at an average exercise price of $12.06 per share, and 3,300 shares of restricted stock were forfeited, and the Company granted 291,345 shares of restricted stock. The stock options and restricted stock will vest over a three-year period. There have been no stock option grants made under the Amended Plan.

During the three months ended March 31, 2006, 39,886 shares of restricted stock vested.

Stock option activity under the 2004 Plan is summarized as follows: (Shares in thousands)

	2004 Plan
	(unaudited)
	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2006	859	$12.15
Forfeited	(21)	12.06
Options outstanding, March 31, 2006	838	$12.16

The following table summarizes information pertaining to outstanding options at March 31, 2006 (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Number Exercisable
$12.01	799	8.3 years	216
$12.80-$17.91	39	8.5 years	12

There were approximately 828,000 shares available for future grant at March 31, 2006, under both the 2004 Plan and the Amended Plan.

NOTE 9 — EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, ‘‘Earnings Per Share.’’ The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data):

	(unaudited)
	Three months ended March 31,
	2006	2005
Net (loss) income	$(4,727)	$15,728
Basic earnings per share:
Weighted average common stock outstanding for basic earnings per share	28,352	19,405
Basic earnings per share	$(0.17)	$0.81
Diluted earnings per share:
Net (loss) income for diluted earnings per share	$(4,727)	$15,728
Common stock outstanding for basic earnings per share computation	28,352	19,405
Assumed conversion of dilutive:
Stock options and unvested restricted stock	—	441
Weighted average common stock outstanding for diluted earnings per share (1)	28,352	19,846
Diluted earnings per share	$(0.17)	$0.79

Potentially dilutive common equivalent shares amounting to 87,000 relating to restricted stock were excluded from the computation for the three months ended March 31, 2006, as their effect would have been anti-dilutive.

NOTE 10 — STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	(unaudited) Three months ended March 31,
	2006	2005
Cash paid during the year for:
Interest	$105,483	$29,579
Income taxes	1,556	89

NOTE 11 — SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, secondary marketing and loan brokerage, title and insurance activities. Following is a summary of the Company's segment operating results for the three months ended March 31, 2006 and 2005 (Dollars in thousands).

Three months ended March 31, 2006 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$45,696	$56	$45,752
Brokerage revenues	—	6,438	—	6,438
Interest income	66,238	52,990	(5,320)	113,908
Interest expense	(56,165)	(55,618)	6,802	(104,981)
Net interest income	10,073	(2,628)	1,482	8,927
Realized and unrealized gain on hedging instruments	420	—	—	420
Other	(95)	333	—	238
Total revenues	10,398	49,839	1,538	61,775
Operating expenses	1,496	76,165	181	77,842
Income before income tax	8,902	(26,326)	1,357	(16,067)
Income tax (benefit) expense	—	(11,340)	—	(11,340)
Net income (loss)	$8,902	$(14,986)	$1,357	$(4,727)
Segment assets	$5,468,876	$3,855,880	$(877,506)	$8,447,250

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income (loss) before eliminations	$8,902	$(14,986)	$(6,084)
Eliminations	1,337	20	1,357
Net income (loss)	$10,239	$(14,966)	$(4,727)

Three months ended March 31, 2005 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$39,166	$(7,059)	$32,107
Brokerage revenues	—	6,398	—	6,398
Interest income	33,271	19,555	926	53,752
Interest expense	(21,835)	(9,651)	—	(31,486)
Net interest income	11,436	9,904	926	22,266
Realized and unrealized gain on hedging instruments	7,308	—	1,614	8,922
Other	—	263	—	263
Total revenues	18,744	55,731	(4,519)	69,956
Operating expenses	3,014	48,801	(569)	51,246
Income before income tax	15,730	6,930	(3,950)	18,710
Income taxes	2	2,980	—	2,982
Net income	$15,728	$3,950	$(3,950)	$15,728
December 31, 2005
Segment assets	$4,926,820	$3,584,137	$(129,066)	$8,381,891

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income before eliminations	$15,728	$3,950	$19,678
Eliminations	926	(4,876)	(3,950)
Net income	$16,654	$(926)	$15,728

NOTE 12 — COMMITMENTS AND CONTINGENCIES

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. The case was subsequently removed to the U.S. District Court for the Northern District of Texas, Dallas Division. MortgageIT is in the process of evaluating the claims and potential counterclaims, and intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT, and IPI Skyscraper Mortgage, which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The Court has preliminarily approved a settlement. Final approval by the Court and the amount of any settlement are contingent on the outcome of the claims process.

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

GENERAL

Formed in March 2004, Holdings is organized and conducts its operations to qualify as REIT for federal income tax purposes, and is focused on earning net interest income from mortgage loans originated by MortgageIT, its taxable REIT subsidiary. MortgageIT was incorporated in New York in February 1999, and began marketing mortgage loan services in May 1999. MortgageIT is a full-service residential mortgage banking company that is licensed to originate mortgage loans throughout the United States. MortgageIT originates single-family mortgage loans of all types, with a particular focus on prime ARM and fixed-rate, first lien residential mortgage loans. Prior to August 4, 2004, MortgageIT sold all of the loans it originated through both its retail and wholesale operations to third party investors. Home Closer LLC (‘‘Home Closer’’), a subsidiary of MortgageIT, Inc., provides settlement, title and related services.

The Company's business strategy is to self-originate prime ARM loans that are used to collateralize debt obligations, and generate earnings by holding these loans or investment securities in our portfolio and receiving the spread between the yield on our assets and the cost of borrowings. Our investment strategy is designed to mitigate credit risk and interest rate risk. Our mortgage loan investment portfolio consists primarily of self-originated prime ARM Loans that collateralize multi-class pass-through securities that we issue in securitization transactions, and prime ARM Loans that we intend to securitize. A small portion of the portfolio consists of mortgage-backed securities (‘‘MBS’’) issued by the TRS through a real estate mortgage investment conduit (‘‘REMIC’’). Mortgage-backed securities are debt obligations that represent claims to the cash flows from pools of mortgage loans. A REMIC is an entity through which an issuer can sell multiple-class securities to investors. The entity invests in a pool of mortgages, and sells interests in those mortgages through securities with one or more senior classes as well as subordinated classes that assume the credit risk of defaults and delinquencies.

A REMIC securitization may be structured to qualify as either a sale or a financing for accounting purposes. The REMIC securitization executed by the TRS in November 2005 is structured to qualify as a sale, and as such, the loans are removed from our balance sheet, but the Company retains excess interest, prepayment penalty and subordinated securities for its investment portfolio. In such transactions the TRS generates gain on sale revenue through the sale of loans to the REMIC, and may also retain mortgage servicing rights (‘‘MSR’’) on the underlying loans, thereby generating a stream of revenue over the life of the loans. The securities purchased by the Company for its investment portfolio are funded with a combination of repurchase line financing and equity capital. The REMIC securitization executed by the TRS in February 2006 is structured to qualify as a financing. The loans therefore remain on our balance sheet, and the Company generates earnings by receiving the spread between the yield on these loan assets and the cost of borrowings. The Company used a combination of multi-class pass-through securities, repurchase line financing and equity capital for this REMIC securitization.

The loans that we retain in portfolio are serviced through a subservicing arrangement. Generally, we expect to continue to sell the fixed rate loans originated by MortgageIT to third parties as well as any ARM or hybrid ARM loans that we do not retain in portfolio.

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of traditional ARM and hybrid ARM loans, the majority of which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of March 31, 2006, we had transferred to our investment portfolio approximately $6.3 billion of residential traditional ARM and hybrid ARM loans originated by MortgageIT, as well as $24.3 million of investment securities collateralized by self-originated ARM loans.

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

In March 2006, the Company issued $50 million of TPS through a trust subsidiary and sold them to collateralized debt obligation pool vehicles under Rule 144A of the Securities Act of 1933. The floating-rate TPS bear a variable interest rate of 360 basis points above 3-month LIBOR, paid quarterly, and will mature in 2036. They are redeemable at par after five years and, in certain limited circumstances, at a premium to par in less than five years. Proceeds from the TPS sale were used to grow the Company’s self-originated loan portfolio as well as to support the continued expansion of the Company’s taxable REIT subsidiary.

In October 2005, the Company announced a program to repurchase up to $30 million of its outstanding common stock, depending upon management’s discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. During the fourth quarter of 2005, the Company repurchased approximately $1.2 million of stock. There were no repurchases during the three months ended March 31, 2006.

Also, in October 2005, Holdings established a captive mortgage reinsurance company, which generates earnings from mortgage insurance premiums paid on a portion of the loans originated by MortgageIT. Approximately 7.0% of the loans originated by MortgageIT during the first quarter of 2006 required mortgage insurance.

In December 2005, the TRS declared a $10 million dividend to Holdings, substantially all of which was included in the 2005 dividend payments paid to shareholders of the Company.

During the fourth quarter of 2005, gain on sale margins for sub-prime loans narrowed significantly industry-wide. In response to these adverse industry conditions, the Company reduced its presence in the sub-prime origination market by decreasing the number of its sub-prime branches from six to three and implementing related work force reductions. In the first quarter of 2006, the Company exited the national wholesale sub-prime market by decreasing the number of its sub-prime branches from three to one and reducing the number of employees from 412 as of December 31, 2005 to 16 as of March 31, 2006. Funded sub-prime volume during the first quarter of 2006 was reduced to $109 million, or 2% of MortgageIT’s total originations during the quarter. As of March 31, 2006, all but $28.6 million of sub-prime inventory had been allocated to trades. The Company expects future sub-prime loan volume not to be a material component of its total originations. All of the sub-prime loan production is sold to third party investors and we do not hold sub-prime loans in our investment portfolio.

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

Financial information regarding the Company's business segments can be found in Note 11 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Mortgage Investment Operations

Our mortgage investment operations involve the acquisition and retention, in a leveraged portfolio, of traditional ARM loans, hybrid ARM loans, pay option ARMs and mortgage-backed securities (collectively, ‘‘Portfolio Assets’’). Traditional ARM loans are mortgage loans that have interest rates that reprice in one year or less (‘‘Traditional ARMs’’ or ‘‘Traditional ARM loans’’), and hybrid ARM loans are mortgage loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity (‘‘Hybrid ARMs’’ or ‘‘Hybrid ARM loans’’, and together with the Traditional ARM loans and pay option ARMs, collectively referred to as (‘‘Portfolio ARM Loans’’). Pay option ARMs ("POAs") are mortgage loans that carry a low introductory or ‘‘teaser’’ rate for the first 30-90 days, and thereafter reprice monthly on the basis of an index such as the 12-month Treasury Average. POAs offer three monthly payment options each month: permitting the borrower to pay a fully amortizing amount, including principal and interest; interest only; or an amount that is less than the accrued interest. This last option results in an increase in the loan balance due, which is commonly referred to as ‘‘negative amortization.’’ Approximately one-third of the loan collateral in the REMIC securitization completed by the TRS in February 2006 consisted of POAs. Although the loans from this REMIC remain on the balance sheet of the TRS for reporting purposes, we consider them to be part of the Company’s investment portfolio.

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

When a securitization is accomplished through the TRS and the securitization is structured to qualify as a financing, we do not record a gain or loss in connection with the securitization transaction. The loans used as collateral in the securitization are shown as assets on the balance sheet of the TRS. Although the loans from such securitizations remain on the balance sheet of the TRS for reporting purposes, we consider them to be part of the Company’s investment portfolio.

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

At March 31, 2006, our investment operations held total assets of $5.5 billion, of which $4.5 billion consisted of securitized loans, loans awaiting securitization and securities available for sale. That compares to $4.9 billion in total assets at December 31, 2005, of which $4.7 billion consisted of securitized loans, loans awaiting securitization and securities available for sale.

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

The first REMIC securitization completed by the TRS in November 2005 was collateralized by POAs. In this transaction, a pool POA loans totaling approximately $388 million were securitized and sold to the public. We retained the mortgage servicing rights and retained approximately $24 million in MBS created in the transaction. MortgageIT has historically sold POAs on a whole loan, non-recourse basis to third party investors and continues to do so on an ongoing basis.

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

Business Strategy

All of the loans originated at the TRS are transferred to our investment loan portfolio, sold or brokered to third party investors, or used in REMIC transactions to collateralize MBS that are sold to third party investors as well as to the REIT. Our mortgage banking operations consist primarily of the following activities:

•	wholesale prime production operations, including loans originated through retail loan brokers and correspondents that are not MortgageIT employees and funded by MortgageIT;

•	correspondent lending operations, including loans originated through banks, credit unions and mortgage bankers and funded by MortgageIT through its correspondent lending division;

•	retail prime production operations, including both brokered loans and funded loans that are originated through retail branch offices and through MortgageIT's internet origination channel;

•	secondary loan marketing operations; and

•	mortgage loan title, settlement and other mortgage related services through Home Closer.

Sale of Loans

We generally sell our mortgage loans on a whole loan, non-recourse basis. However, we do have potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, any subsequent credit loss on the mortgage loans is recognized by MortgageIT. When we execute a REMIC transaction structured to qualify as a sale from the TRS, we use our loans to collateralize MBS that are sold to third party investors as well as to the REIT.

All of our sub-prime loan production is sold to third party investors.

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the three months ended March 31, 2006, MortgageIT's purchase loan originations represented approximately 44% of its total residential mortgage loan originations measured by principal balance.

MortgageIT originates prime first lien conventional and non-conventional, conforming single-family residential mortgage loans. In addition, MortgageIT also originates a lesser amount of non-conforming first lien single-family residential mortgage loans such as jumbo loans, sub-prime loans and ‘‘Alt A’’ loans, as well as home equity and second lien mortgage loans.

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

For further information on our interest rate risk management, see Item 3 Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk Management of this quarterly report on Form 10-Q and Note 4 — Derivatives and Hedging Activities to the consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Revenues:
Gain on sale of mortgage loans	74.0%	45.9%
Brokerage revenues	10.4%	9.1%
Net interest income	14.5%	31.8%
Realized and unrealized gain (loss) on hedging instruments	0.7%	12.8%
Other	0.4%	0.4%
Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	60.2%	39.8%
Processing expenses	38.7%	14.8%
General and administrative expenses	12.3%	9.7%
Rent	6.0%	3.3%
Marketing, loan acquisition and business development	2.1%	1.3%
Professional fees	4.2%	3.3%
Depreciation and amortization	2.5%	1.1%
Total operating expenses	126.0%	73.3%
Income (loss) before income taxes	(26.0)%	26.7%
Income tax (benefit) expense	(18.3)%	4.2%
Net income (loss)	(7.7)%	22.5%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net (loss) income

On a consolidated basis, our net income decreased from $15.7 million in the first quarter of 2005 to a loss of $4.7 million in the first quarter of 2006. The decrease is primarily attributable to losses incurred for the wind-down of our national wholesale sub-prime operations during the first quarter of 2006, lower gain on sale margins on prime mortgage loans, and lower net interest income in mortgage banking and in the investment portfolio. Total revenues decreased quarter over quarter by approximately 12% from $70.0 million to $61.8 million, while total expenses increased approximately 52% quarter over quarter from $51.2 million to $77.8 million driven by a 66% increase in funded loans from $4.3 billion to $7.2 billion. Gain on sale of mortgage loans increased by 43% to $45.8 million in the first quarter of 2006 compared to $32.1 million in the first quarter of 2005, while net interest income decreased by approximately 60% from $22.3 million to $8.9 million. In addition, the gain on derivatives used in our investment portfolio hedging program decreased by 96% from $8.9 million in the first quarter of 2005 to $0.4 million in the first quarter of 2006. Brokerage revenue remained flat at $6.4 million quarter over quarter. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended March 31,
	2006			2005
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$4,939,246	5.30%	$65,499	$2,785,694	4.97%	$34,061
Mortgage loans held for sale	3,348,291	5.75	48,139	1,224,643	6.48	19,525
Cash and cash equivalents	35,242	3.07	270	37,450	1.80	166
	8,322,779	5.48	113,908	4,047,787	5.40	53,752
Interest-bearing liabilities:
Collateralized debt obligations	4,683,266	4.70	55,012	2,154,269	3.22	17,039
Warehouse lines payable	3,287,586	5.68	46,708	1,695,768	3.26	13,612
Other debt	200,704	6.50	3,261	96,983	3.50	835
	8,171,556	5.14	104,981	3,947,020	3.24	31,486
Net interest-earning assets and spread	$151,223	0.34%	$8,927	$100,767	2.16%	$22,266
Net interest margin(1)		0.43%			2.24%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Mortgage Investment Operations

Revenues

Net interest income.    REIT net interest income decreased 12% to $10.0 million for the three months ended March 31, 2006 from $11.4 million for the period ended March 31, 2005. The decrease was due to a lower net interest margin, driven by the flattening yield curve, partly offset by higher average earning assets of $5.0 billion for the three months ended March 31, 2006 compared with average earning assets of $2.8 billion for the period ended March 31, 2005. Net interest margin at the REIT declined to .80% for the three months ended March 31, 2006 from 1.65% for the period ended March 31, 2005 due to continued flattening of the yield curve as average 1-month LIBOR rose to

4.61% in the first quarter of 2006 from 2.64% in the first quarter of 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table

(Dollars in thousands)

	For the three months ended March 31,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$4,937,610	5.20%	$64,215	$2,785,694	4.84%	$33,135
Cash and cash equivalents and other assets	104,979	7.71	2,023	30,014	1.84	136
	5,042,589	5.25	66,238	2,815,708	4.80	33,271
Interest-bearing liabilities:
Collateralized debt obligations	4,683,266	4.69	54,918	2,154,269	3.22	17,039
Warehouse lines payable	6,978	4.69	82	510,651	3.38	4,242
Repurchase agreements	92,504	5.04	1,165	81,983	2.75	554
	4,782,748	4.70	56,165	2,746,903	3.23	21,835
Net interest-earning assets and spread	$259,841	0.55%	$10,073	$68,805	1.57%	$11,436
Net interest margin(1)		0.80%			1.65%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses decreased 60% to $339,000 for the three months ended March 31, 2006 from $850,000 for the period ended March 31, 2005. The decrease was primarily due to a decrease in the number of employees dedicated to the investment operations as the business achieved economies of scale.

Processing expenses.    Mortgage loan processing expenses decreased 29% to $771,000 for the three months ended March 31, 2006 from $1.1 million for the period ended March 31, 2005. The decrease was primarily due to lower loan loss provision.

General and administrative expenses.    General and administrative expenses decreased 64% to $211,000 for the three months ended March 31, 2006 from $588,000 for the period ended March 31, 2005. This decrease was primarily due to lower insurance and other administrative expenses.

Professional fees.    Professional fees decreased 65% to $175,000 for the three months ended March 31, 2006 from $496,000 for the period ended March 31, 2005. This decrease was primarily due to lower legal and other professional expenses.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 17% to $45.7 million for the three months ended March 31, 2006 from $39.2 million for the three months ended March 31, 2005. Mortgage whole loan sales to third parties increased by approximately 79% to

$6.4 billion for the three months ended March 31, 2006 from $3.6 billion for the three months ended March 31, 2005. Sub-prime gain on sale decreased to a loss of $9.4 million for the three months ended March 31, 2006 from a gain of $4.6 million for the three months ended March 31, 2005.

Brokerage revenue.    Brokerage revenue remained flat at $6.4 million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005.

Net interest income.    Net interest income decreased by approximately 126% to a loss of $2.6 million for the three months ended March 31, 2006 from a gain of $9.9 million for the three months ended March 31, 2005. The decrease is attributable to a higher cost of funds for loans held for sale in the first quarter of 2006 in line with an increase in average 1-month LIBOR to 4.61% from 2.64% in the first quarter of 2005, as well as a lower average coupon driven by low teaser rates on POAs. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended March 31,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$3,348,291	5.75%	$48,138	$1,224,643	6.48%	$19,525
Portfolio Assets	382,534	4.83	4,623	—	—	—
Cash and cash equivalents	27,313	3.35	229	7,436	1.63	30
	3,758,138	5.64	52,990	1,232,079	6.45	19,555
Interest-bearing liabilities:
Warehouse lines payable	3,280,608	5.69	46,626	1,185,117	3.21	9,370
Junior subordinated debentures and other debt	587,568	6.12	8,992	15,000	7.63	281
	3,868,176	5.75	55,618	1,200,117	3.27	9,651
Net interest-earning assets and spread	$(110,038)	(0.11)%	$(2,628)	$31,962	3.18%	$9,904
Net interest margin(1)		(0.28)%			3.27%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 37% to $36.9 million for the three months ended March 31, 2006 from $26.9 million for the three months ended March 31, 2005. The increase was primarily due to higher staffing resulting from a 66% increase in origination volume to $7.2 billion in the first quarter of 2006 from $4.3 billion in the first quarter of 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 134% to $23.2 million for the three months ended March 31, 2006 from $9.9 million for the three months ended March 31, 2005. The increase was primarily due to higher origination volume, as well as higher loan repurchase expenses in the first quarter of 2006 relative to the first quarter of 2005, especially in regard to sub-prime loans.

General and administrative expenses.    General and administrative expenses increased by approximately 15% to $7.1 million for the three months ended March 31, 2006 from $6.2 million for the three months ended March 31, 2005. This increase was primarily due to staffing growth resulting from higher quarter over quarter origination volumes.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 44% to $1.3 million for the three months ended March 31, 2006 from $895,000 million for the three months ended March 31, 2005. The increase was primarily due to higher business development expenses associated with the expansion of branches in new geographic areas and higher quarter over quarter originations.

Rent expense.    Rent expense increased approximately 61% to $3.7 million for the three months ended March 31, 2006 from $2.3 million for the three months ended March 31, 2005. This increase was primarily due to expansion of existing branches, as well as termination fees associated with the wind-down of branches within our wholesale sub-prime division during the first quarter of 2006.

Professional fees.    Professional fees increased approximately 33% to $2.4 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005. This increase was primarily due to higher technology consulting expenses.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased approximately 88% to $1.5 million for the three months ended March 31, 2006 from $796,000 for the three months ended March 31, 2005. The increase was primarily due to leasehold improvements for branch expansions as well as investments in computer system hardware.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

FINANCIAL CONDITION

At March 31, 2006 and December 31, 2005, our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale, representing 62% and 34%, respectively, of total assets at March 31, 2006, and 56% and 40%, respectively, of total assets at December 31, 2005.

Total assets increased by $65.4 million from December 31, 2005 to March 31, 2006. The increase primarily reflects an increase in Portfolio Arm Loans in the amount of $532.9 million, as well as increases in, cash of $18.3 million, hedging instruments of $18.2 million and prepaid and other current assets of $15.7 million, offset by a decrease in mortgage loans held for sale in the amount of $521.8 million.

The following table presents various characteristics of our Portfolio ARM Loans as of March 31, 2006. The aggregate unpaid principal balance of the loans included in this table is approximately $5.2 billion.

	Average	High	Low
Original loan balance	$286,480	$1,500,000	$18,374
Coupon rate on loans	5.64%	8.00%	1.00%
% Gross margin	2.20%	3.00%	1.75%
Lifetime cap	5.17%	13.25%	2.00%
Original term (months)	360	360	360
Remaining term (months)	349	359	332
Geographic distribution (top 5 states):
California			53.5%
Arizona			7.6
Washington			6.6
Florida			5.2
Illinois			3.1
Other			24.0
Occupancy status:
Owner occupied			89.2%
Investor			8.2
Second home			2.6
Documentation type:
Full Documentation			40.3%
Stated Income/Verified Assets			47.5
Stated Income/Stated Assets			4.6
Verified Assets			2.7
No Documentation			4.9
Loan purpose:
Purchase			55.4%
Cash-out refinance			28.2
Rate & term refinance			16.4
Original loan-to-value:
80.01% and over			2.1%
70.01%-80.00%			71.4
60.01%-70.00%			15.8
50.01%-60.00%			6.1
50.00% or less			4.6
Weighted average original loan-to-value			74.0%
Property type:
Single family			60.6%
PUD			23.6
Condominium			11.6
Other residential			4.2
ARM loan type:
3-year hybrid			19.7%
5-year hybrid			74.7
Pay Option			5.0
Other			0.6
ARM interest rate caps:
Initial cap:
Under 3.00			5.5%
3.01-4.00			0.0
4.01-5.00			21.1
5.01-6.00			73.4
Periodic cap:
None			0.2%
Under 1.00%			0.1
Over 1.00%			99.7
Percent of interest-only loan balances			78.9%
FICO score at origination:
801 and over			2.7%
751 to 800			31.5
701 to 750			43.2
651 to 700			21.8
650 or less			0.8
Weighted average FICO(1) score:			732

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

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

Interest Income on Portfolio ARM Loans

Interest income is accrued based on the outstanding principal amount and contractual terms of our loans. Direct loan origination fees and costs are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method. Estimating prepayments and estimating the remaining lives of the loans requires management judgment, which involves consideration of possible future interest rate environments. The actual lives could be more or less than the amount estimated by management. See Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk Management in this quarterly report on Form 10-Q for further details.

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

REMIC Securitization

MortgageIT structured its November 2005, REMIC securitization so that control over the collateral was transferred and the transfer was accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In the REMIC securitization, MortgageIT retained the right to service the underlying mortgage loans and Holdings also purchased certain mortgage securities issued by the trust (see Note 5 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). The gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the REMIC securitization — the loans transferred, the mortgage securities purchased and the mortgage servicing rights. We obtain the estimated fair value of the MBS from different sources, including broker dealers. The initial value of the MBS we purchase in a REMIC securitization is derived from the allocated cost, based upon the relative fair value of the entire REMIC securitization.

An implied yield (discount rate) is calculated based on the initial value derived above and using projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates. Additionally, this yield serves as the initial accretable yield used to recognize income on the securities.

Mortgage Servicing Rights

MortgageIT recorded MSR arising from the sale of mortgages in the November 2005, REMIC securitization at the allocated cost, utilizing the relative fair value allocation method based upon an estimate of what a third party would pay for the MSR. The MSR are amortized in proportion to and over the estimated period of net servicing income. MortgageIT subsequently evaluates and measures the MSR for impairment by comparing the unamortized balance against the fair value obtained from a broker dealer. An impairment loss is recognized for MSR that have an unamortized balance in excess of the estimated fair value.

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

We securitize mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The loan securitization process benefits us by creating highly liquid securitized assets that can be readily financed in the capital markets. We believe there is a reliable and stable market for term financing of investment grade MBS that we issue. Through March 31, 2006, we completed seven securitization transactions, in which we securitized ARM loans into a series of pro rata pay, floating-rate securities, and the February 2006 REMIC securitization.

In these transactions, we issued AAA and AA− rated floating-rate pass-through certificates totaling $5.97 billion and A+/BBB+ subordinated floating-rate securities totaling $65.2 million to third party investors, and retained $145.5 million of subordinated certificates, which provide credit support to the higher-rated certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these MBS, we incurred securitization costs of $15.5 million, including investment banking fees, legal fees and other related costs. The securitization costs are amortized over the expected life of MBS.

As of March 31, 2006 and December 31, 2005, outstanding MBS were collateralized by ARM loans with a remaining principal balance of approximately $5.2 billion and $4.6 billion, respectively. These MBS mature between 2033 and 2036 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20%, or 10% for the February 2006 REMIC securitization, of its original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately 2.5 years.

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

Under these agreements, we sell some or all of the retained interest in our MBS to a counterparty and we agree to repurchase those assets at a future date. At maturity, we repurchase the assets from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of March 31, 2006 and December 31, 2005, we had $102.3 million and $67.7 million of securities outstanding under the repurchase agreements, respectively.

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

To originate a mortgage loan, MortgageIT utilizes its six short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets, including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. Warehouse credit facilities generally have a term of one year and have been renewed annually. As of March 31, 2006, the aggregate amount of our warehouse facilities was $5.9 billion and the amount available for additional borrowings under these facilities was approximately $2.2 billion.

These facilities bear interest at LIBOR plus a spread based on the types of loans being funded. The weighted average effective rate of interest for borrowings under all warehouse credit facilities was approximately 5.7% and 4.3% for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

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

As of March 31, 2006, the Company was not in compliance with a covenant contained in four of its warehouse credit facilities, for which waivers have been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur. These facilities contain covenants limiting the Company's ability to:

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

In addition to the warehouse facilities and the conduit facility, MortgageIT issues junior subordinated debentures (the ‘‘Debentures’’).

During March 2006, MortgageIT issued $51.5 million of the Debentures. The Debentures were issued to a trust subsidiary of MortgageIT in order to fund the trust's obligations with respect to an aggregate of $50 million of trust preferred securities which were issued by such trust subsidiary. The Debentures are floating-rate and bear a variable interest rate of 360 basis points above 3-month LIBOR, paid quarterly, and mature in 2036. They are redeemable, by MortgageIT, at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $1.5 million. These costs are being amortized over the expected life of the securities.

During April and May 2005, MortgageIT issued $77.3 million of the Debentures in two separate private placements. The Debentures were issued to a trust subsidiary of MortgageIT in order to fund the trust's obligations with respect to an aggregate of $75 million of trust preferred securities which were issued by such trust subsidiary. The Debentures are floating-rate securities and bear a variable interest rate of 375 basis points above 3-month LIBOR, paid quarterly, and mature in 2035. They are redeemable, by MortgageIT, at par after five years and at a premium to par in certain limited circumstances over the first five years. In connection with the issuance of the Debentures, the Company incurred costs of $2.5 million. These costs are being amortized over the expected life of the securities.

Also, MortgageIT entered into a note purchase agreement in March 2004, whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured notes (the ‘‘Notes’’) to an investor; MortgageIT sold an additional aggregate principal amount of $15 million of Notes to the investor in February 2006. The proceeds from the sale of the Notes provide working capital for MortgageIT. Under the related note purchase agreement, as amended, the Notes bore interest at (i) a rate of 10% per annum through September 30, 2004, (ii) a rate of 7.5% per annum from October 1, 2004 through March 31, 2005, (iii) a rate of 10% per annum from April 1, 2005 to August 23, 2005, (iv) a rate of 5.5% per annum from August 24, 2005 to February 20, 2006 and (v) a rate of 6.5% per annum from February 21, 2006 to maturity. Interest on the Notes is payable quarterly in arrears. The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. As of March 31, 2006, MortgageIT was in compliance with all of the restrictions and covenants contained in the note purchase agreement. If covenant violations occur in the future, there can be no assurance that the investor will waive them.

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

Cash and Cash Equivalents

The Company's cash and cash equivalents increased to $55.1 million at March 31, 2006 from $36.8 million at December 31, 2005. The Company's primary sources of cash and cash equivalents during the three months ended March 31, 2006 were as follows:

•	a $521.8 million decrease in mortgage loans held for sale;

•	a $507.8 million increase in collateralized debt obligations;

•	a $48.5 million increase from net proceeds from the issuance of junior subordinated debentures; and

•	a $15.2 million increase in borrowings from repurchase agreements.

The Company's primary uses of cash and cash equivalents during the three months ended March 31, 2006 were as follows:

•	a $532.6 million increase in Portfolio ARM Loans;

•	a $488.3 million decrease in warehouse lines payable;

•	a $31.5 million decrease in accounts payable, accrued expenses and other liabilities; and

•	a $13.6 million distribution payment.

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

On March 17, 2006, we declared a distribution on our common stock of $0.25 per share. The distribution was made in April 2006 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $7.1 million exceeded the minimum taxable income distribution requirements for the quarter.

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

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at March 31, 2006:

	Payments due by Period
	(Dollarsinthousands) (unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,992,895	$1,222,171	$1,746,502	$1,585,236	$438,986
Warehouse lines payable	2,689,694	2,689,694	—	—	—
Repurchase agreements	102,282	102,282	—	—	—
Junior subordinated debentures	128,871	—	—	—	128,871
Operating leases	46,703	13,027	21,796	11,546	334
Notes payable	30,000	30,000	—	—	—

(1)	Payments on our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for pre-payments. This estimate will differ from actual pre-payment amounts.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes, are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at March 31, 2006 and December 31, 2005:

	March 31, 2006 (unaudited)
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$2,809,023	$2,854,205	$2,865,434
Forward delivery commitments	1,650,779	2,165	2,165
Mortgage loans held for sale, net		2,856,370	2,867,599
ARM loans held for securitization, net	—	—	—
ARM loans collateralizing debt obligations, net	5,164,865	5,214,439	5,135,849
Mortgage-backed securities — available for sale		23,211	23,211
Hedging instruments	19,698,957	72,659	72,659
Liabilities:
Warehouse lines payable	$2,689,694	$2,689,694	$2,689,694
Collateralized debt obligations	4,992,895	4,992,895	4,992,895
Repurchase agreements	102,282	102,282	102,282
Junior subordinated debentures	128,871	128,871	128,871
Hedging instruments	807,915	6,410	6,410

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,327,144	$3,382,560	$3,388,115
Forward delivery commitments	1,733,257	(4,363)	(4,363)
Mortgage loans held for sale, net		3,378,197	3,383,752
ARM loans held for securitization, net	278	282	277
ARM loans collateralizing debt obligations, net	4,641,588	4,681,554	4,624,237
Mortgage-backed securities — available for sale		23,357	23,357
Hedging instruments	11,152,164	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197	4,485,197
Repurchase agreements	87,058	87,058	87,058
Junior subordinated debentures	77,324	77,324	77,324
Hedging instruments	7,242,693	8,801	8,801

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

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	March 31, 2006
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Loans:
Index:
Six-month LIBOR	$21,827	0.4%
One-year constant maturity treasury	8,491	0.2%
	30,318	0.6%
Hybrid ARM Loans:
Index:
3 years or less	1,018,103	19.7%
Over 3 years to 5 years	3,857,094	74.7%
	4,875,197	94.4%
Pay Option ARM Loans	259,350	5.0%

	$5,164,865	100.0%

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

We enter into interest rate swap agreements (‘‘Swap Agreements’’) to fix the interest rate on a portion of our borrowings as specified in the Swap Agreement. When we enter into a Swap Agreement, we generally agree to pay a fixed interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting our variable-rate debt into fixed-rate debt over the life of the Swap Agreements.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point (‘‘bp’’) incremental instantaneous parallel shifts in the LIBOR yield curve as of March 31, 2006 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of March 31, 2006

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$66,600	$37,200	$(44,500)	$(91,500)
Hedged liabilities	(56,300)	(32,700)	39,900	83,500
Net change in market value of portfolio equity	$10,300	$4,500	$(4,600)	$(8,000)
Percentage change in market value of portfolio equity	4.50%	2.00%	(2.00)%	(3.50)%

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

The table below presents the duration of our assets and liabilities as of March 31, 2006, under the then prevailing yield curve, as well as with instantaneous parallel 50 bps shifts in the curve. Positive portfolio duration indicates that the market value of the investment portfolio, net of borrowings and hedges, will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect the market value of portfolio equity.

As of March 31, 2006

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.04	1.25	1.47	1.66	1.78
Duration of Borrowings and Hedges	0.78	1.10	1.38	1.60	1.79
Net Portfolio Duration	0.26	0.15	0.09	0.06	(0.01)

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

Changes in internal control over financial reporting

During the quarter ended March 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. The case was subsequently removed to the U.S. District Court for the Northern District of Texas, Dallas Division. MortgageIT is in the process of evaluating the claims and potential counterclaims, and intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT, and IPI Skyscraper Mortgage, which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. The Court has preliminarily approved a settlement. Final approval by the Court and the amount of any settlement are contingent on the outcome of the claims process,

In addition to these cases, in the ordinary course of business, the Company is a defendant in or party to a number of pending and threatened legal actions and proceedings, and is also involved from time to time in investigations and administrative proceedings by governmental agencies. Certain of such actions and proceedings involve alleged violations of consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions and proceedings include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. Due to the difficulty of predicting the outcome of such matters, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal matters and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, but can give no assurance that they will not have such an effect.

Although it is difficult to predict the outcome of any litigation, the Company has established litigation reserves where necessary in accordance with generally accepted accounting principles.

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Form 10-Q

10.1	Parent Guarantee Agreement, dated as of April 13, 2005, between MortgageIT Holdings, Inc., as Parent Guarantor, and JPMorgan Chase Bank, National Association, as Guarantee Trustee
10.2	Junior Subordinated Indenture, dated as of April 13, 2005, between MortgageIT, Inc. and JPMorgan Chase Bank, National Association, as Trustee
10.3	Amended and Restated Trust Agreement, dated as of April 13, 2005, among MortgageIT, Inc., as Depositor, JPMorgan Chase Bank, National Association, as Property Trustee,Chase Bank USA, National Association, as Delaware Trustee,and the Administrative Trustees Named Therein, as Administrative Trustee
10.4	Junior Subordinated Indenture, dated as of May 26, 2005, between MortgageIT, Inc., as Issuer MortgageIT Holdings, Inc., as Guarantor, and Wilmington Trust Company, as Trustee
10.5	Amended and Restated Trust Agreement, dated as of May 26, 2005, among MortgageIT, Inc., as Depositor, MortgageIT Holdings, Inc., as Guarantor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees Named Therein as Administrative Trustees
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.
By: /s/ DOUG W. NAIDUS

Name: Doug W. Naidus Title: Chairman and Chief Executive Officer Date: May 9, 2006
By: /s/ GLENN J. MOURIDY

Name: Glenn J. Mouridy Title: President and Chief Financial Officer Date: May 9, 2006