Form 10-Q
period 2006-06-30
MortgageIT Holdings, Inc.
filed 2006-08-08
CIK 1284151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Yes     No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 29,097,057 SHARES OUTSTANDING AS OF JULY 31, 2006.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain ‘‘forward-looking statements,’’ which are based on management's current expectations. Such forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including, among other things, the Company's ability to fund a fully-leveraged, self-originated loan portfolio, its anticipated loan funding volume and its ability to pay dividends. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that relate to future events and are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on the current economic environment and management's current expectations and beliefs, and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements are inherently subject to significant economic, competitive, and other contingencies that are beyond the control of management. The Company can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, its mortgage bank subsidiary’s continued ability to originate new loans, including loans that the Company deems suitable for its securitization portfolio; changes in the capital markets, including changes in interest rates and/or credit spreads; and the risk factors or other uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K and this quarterly report on Form 10-Q.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company does not undertake, and specifically disclaims, any obligation to update or revise any of the forward-looking statements after the date of this quarterly report on Form 10-Q, to conform these forward-looking statements to actual results or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$55,928	$36,757
Restricted cash	2,666	712
Marketable securities held to maturity	3,677	3,675
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	4,923,027	4,681,554
ARM loans held for securitization, net	—	282
Total Portfolio ARM Loans	4,923,027	4,681,836
Mortgage loans held for sale	3,426,886	3,378,197
Mortgage-backed securities – available for sale	22,178	23,357
Hedging instruments	84,390	54,472
Accounts receivable, net of allowance	104,753	146,043
Prepaids and other assets	54,485	31,262
Goodwill	11,639	11,639
Property and equipment, net	15,282	13,941
Total assets	$8,704,911	$8,381,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized debt obligations	$4,713,147	$4,485,197
Warehouse lines payable	3,227,072	3,177,990
Repurchase agreements	100,300	87,058
Hedging instruments	187	8,801
Junior subordinated debentures	128,871	77,324
Notes payable and other debt	30,000	15,000
Accounts payable, accrued expenses and other liabilities	136,862	176,619
Total liabilities	8,336,439	8,027,989
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 125,000,000 shares authorized; 29,189,124 issued and 29,098,724 outstanding in 2006; 28,889,540 issued and 28,799,140 outstanding in 2005	292	289
Treasury stock	(1,178)	(1,178)
Additional paid-in capital	393,551	393,304
Unearned compensation – restricted stock	(4,097)	(5,889)
Accumulated other comprehensive income (loss)	40,242	13,225
Accumulated deficit	(60,338)	(45,849)
Total stockholders' equity	368,472	353,902
Total liabilities and stockholders' equity	$8,704,911	$8,381,891

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Gain on sale of mortgage loans	$68,873	$46,985	$114,625	$79,092
Brokerage revenues	5,810	6,275	12,248	12,673
Interest income	116,635	67,900	230,543	121,652
Interest expense	(116,342)	(49,255)	(221,323)	(80,741)
Net interest income	293	18,645	9,220	40,911
Realized and unrealized gain on hedging instruments	3,013	820	3,433	9,742
Other	619	243	857	506
Total revenues	78,608	72,968	140,383	142,924
Operating expenses:
Compensation and employee benefits	35,404	32,225	72,646	60,014
Processing expenses	22,868	13,687	46,786	24,050
General and administrative expenses	8,144	6,187	15,724	13,005
Rent	3,506	2,282	7,194	4,557
Marketing, loan acquisition and business development	1,274	1,025	2,544	1,920
Professional fees	3,845	2,517	6,442	4,827
Depreciation and amortization	1,642	841	3,189	1,637
Total operating expenses	76,683	58,764	154,525	110,010
Income (loss) before income taxes	1,925	14,204	(14,142)	32,914
Income tax (benefit) expense	(3,918)	5,784	(15,258)	8,766
Net income	$5,843	$8,420	$1,116	$24,148
Per share data:
Basic	$0.21	$0.43	$0.04	$1.24
Diluted	$0.20	$0.42	$0.04	$1.21
Weighted average number of shares – basic	28,375	19,486	28,364	19,446
Weighted average number of shares – diluted	28,532	19,905	28,522	19,900

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30
	2006	2005	2006	2005
Net income	$5,843	$8,420	$1,116	$24,148
Other comprehensive income:
Realized and unrealized gain (loss) on hedging instruments arising during the period	16,170	(25,691)	32,056	(11,246)
Unrealized (loss) gain on mortgage-backed securities – available for sale, net of amortization	(82)	—	684	—
Reclassification of (gain) loss included in net income	(4,578)	873	(5,723)	873
Net realized and unrealized gain (loss) during the period	11,510	(24,818)	27,017	(10,373)
Comprehensive income (loss)	$17,353	$(16,398)	$28,133	$13,775

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
Six months ended June 30, 2006 (Dollars and shares in thousands)

	Common Stock			Additional		Unamortized Cost of	Accumulated Other	Total Stockholders'
	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Restricted Stock	Comprehensive Loss	Equity (Deficit)

Balance at December 31, 2005	28,799	$289	$(1,178)	$393,304	$(45,849)	$(5,889)	$13,225	$353,902
Issuance of common stock in connection with restricted stock grants	317	3	—	299	—	—	—	302
Restricted stock forfeitures	(17)	—	—	(200)	—	200	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	1,592	—	1,592
Stock based compensation	—	—	—	148	—	—	—	148
Other comprehensive (loss) income	—	—	—	—	—	—	27,017	27,017
Dividends declared on common stock – $.55 per share	—	—	—	—	(15,605)	—	—	(15,605)
Net loss	—	—	—	—	1,116	—	—	1,116
Balance at June 30, 2006	29,099	$292	$(1,178)	$393,551	$(60,338)	$(4,097)	$40,242	$368,472

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,116	$24,148
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,031	4,522
Stock based compensation	2,041	1,665
Unrealized gain on hedging instruments	(13,927)	(6,889)
Net amortization of mortgage backed securities	1,846	—
Impairment of mortgage backed securities	95	—
Changes in operating assets:
Increase in restricted cash	(1,954)	(656)
Increase in mortgage loans held for sale	(48,689)	(1,600,838)
Decrease (increase) in accounts receivable	41,290	(22,591)
Increase in prepaids and other assets	(22,776)	(4,182)
Changes in operating liabilities:
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(34,677)	28,591
Net cash used in operating activities	(70,604)	(1,576,230)
Cash flows from investing activities:
Increase in ARM loans	(241,190)	(1,205,950)
Purchases of property and equipment	(4,531)	(2,373)
Proceeds from maturities of marketable securities	9,600	14,192
Purchases of marketable securities	(9,602)	(10,332)
Net cash used in investing activities	(245,723)	(1,204,463)
Cash flows from financing activities:
Net proceeds from issuance of junior subordinated debentures	48,451	72,618
Proceeds from collateralized debt obligations	733,093	2,353,165
Payments made on collateralized debt instruments	(505,142)	(224,442)
Net borrowings from repurchase agreements	13,242	14,475
Net proceeds (payments) on hedging instruments	2,458	(19,005)
Distributions paid	(20,686)	(17,852)
Proceeds from notes payable	15,000	—
Proceeds from issuance of common stock	—	4
Net proceeds of warehouse lines payable	49,082	558,659
Net cash provided by financing activities	335,498	2,737,622
Net increase (decrease) in cash and cash equivalents	19,171	(43,071)
Cash and cash equivalents at beginning of period	36,757	70,224
Cash and cash equivalents at end of period	$55,928	$27,153

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The interim financial information should be read in conjunction with MortgageIT Holdings, Inc.'s 2005 Annual Report on Form 10-K.

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

Mortgage Loans Held for Sale

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent loans that have not yet been allocated to a forward sales commitment. At June 30, 2006 and December 31, 2005, unallocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent loans that have been allocated to a forward sales commitment. For the six months ended June 30, 2006 and the year ended December 31, 2005, the Company qualified and elected to apply Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) fair value hedge accounting for allocated loans held for sale. Allocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information. Adjusted cost includes the loan principal amount outstanding, deferred direct origination costs and fees, and any adjustment to the carrying amount of loans resulting from the application of hedge accounting.

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

Derivative Instruments and Hedging Activities

The Company manages its interest rate risk exposure through the use of derivatives, including interest rate swaps, Eurodollar futures, forward delivery contracts on mortgage-backed securities (‘‘TBA Securities’’), options on TBA Securities, forward sale commitments and interest rate caps. In accordance with SFAS No. 133, all derivative instruments are recorded on the balance sheets at fair value.

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

The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge was approximately $2.5 million for the six months ended June 30, 2006. The change in value of a derivative instrument that does not qualify for hedge accounting, is reported in earnings under the caption realized and unrealized gain (loss) on hedging instruments.

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

Other Comprehensive Income

SFAS No. 130, ‘‘Reporting Comprehensive Income,’’ divides comprehensive income into net income and other comprehensive income (loss), which consists of unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, and mortgage-backed securities – available for sale. Accumulated OCI is comprised of the following:

	Net Unrealized Loss on Mortgage-Backed Securities – Available for Sale	Net Realized and Unrealized Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$ —	(387)	(387)
Net change	(948)	14,560	13,612
Balance at December 31, 2005	$(948)	$14,173	$13,225
Balance at January 1, 2006	(948)	14,173	13,225
Net change	684	26,333	27,017
Balance at June 30, 2006 (unaudited)	$(264)	$40,506	$40,242

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

Loan Loss Reserves

The Company maintains an allowance for loan losses based on management's estimate of credit losses inherent in the Company's Portfolio ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of the Company's Portfolio ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in the Company's ARM loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure. The Company’s estimated loan loss reserves are comprised of baseline expected credit losses for the next four to six quarters and a stress component which considers the effects of alternative economic scenarios. In addition, once a loan is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan. The Company will charge off losses against the credit loss reserve at the time of loan disposition. The following table summarizes changes in the reserve:

	Six months ended June 30, 2006	Year ended December 31, 2005
	(unaudited)
Loan loss reserve, beginning of period	$4,123	$674
Loan loss provision	513	3,449
Write offs	(362)	—
Loan loss reserve, end of period	$4,274	$4,123

Stock Compensation

As of June 30, 2006, the Company had in effect the 2004 Long-Term Incentive Plan (the ‘‘2004 Plan’’) and the Amended Long-Term Incentive Plan (the ‘‘Amended Plan’’), which are described more fully in Note 8.

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

There was approximately $74,000 and $148,000 of before tax compensation cost related to stock options recognized in operating results during the three and six months ended June 30, 2006, respectively. The associated future income tax benefit recognized was approximately $30,000 and $60,000 during the three and six months ended June 30, 2006, respectively.

At June 30, 2006, there was approximately $338,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.1 years.

Through December 31, 2005, the Company accounted for all transactions under which employees received shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Pursuant to these accounting standards, the Company recorded deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There was no stock option-based employee compensation cost reflected in net incomebecause all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the

Company had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure’’ (‘‘SFAS No. 123’’) for the three and six months ended June 30, 2005. (Dollars in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(unaudited)	(unaudited)
Net income attributable to common stockholders	8,420	$24,148
Amortization of restricted stock, including forfeitures, net of tax effects	595	1,149
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(649)	(1,259)
Pro forma net income	$8,366	$24,038
Net income per share attributable to common stock:
Basic – As reported	$0.43	$1.24
Basic – Pro forma	$0.43	$1.24
Net income per share for diluted earnings per share:
Diluted – As reported	$0.42	$1.21
Diluted – Pro forma	$0.42	$1.21

Under the 2004 Plan, the fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 3.75%, expected option lives of five years, 26% volatility and 9% dividend rate.

The weighted average fair value of options issued under the 2004 Plan, for the six months ended June 30, 2005, under the Black-Scholes option-pricing model, was $1.01 per option.

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

Derivative instruments, including IRLCs and those related to the hedging of the Company's locked pipeline loans and mortgage loans held for sale, including TBA Securities, options on TBA Securities, forward sale commitments and Eurodollar futures contracts, are carried at fair value and are classified as hedging instruments on the balance sheets.

Liabilities, including warehouse lines payable, collateralized debt obligations, notes payable and other debt, are carried at their contractual notional amounts which approximate fair value. Portfolio ARM Loans are carried at cost, as more fully described in Note 2.

The following table presents information as to the carrying amount and estimated fair value of certain of the Company's market risk sensitive assets, liabilities and hedging instruments at June 30, 2006 and December 31, 2005:

	June 30, 2006
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
	(unaudited)
Assets:
Mortgage loans held for sale	$3,426,886	$3,444,094
ARM loans collateralizing debt obligations, net	4,923,027	4,837,575
Mortgage-backed securities – available for sale	22,178	22,178
Hedging instruments	84,390	84,390
Liabilities:
Warehouse lines payable	$3,227,072	$3,227,072
Collateralized debt obligations	4,713,147	4,722,829
Repurchase agreements	100,300	100,300
Junior subordinated debentures	128,871	128,871
Hedging instruments	187	187

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,378,197	$3,383,752
ARM loans held for securitization, net	282	277
ARM loans collateralizing debt obligations, net	4,681,554	4,624,237
Mortgage-backed securities – available for sale	23,357	23,357
Hedging instruments	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197
Repurchase agreements	87,058	87,058
Junior subordinated debentures	77,324	77,324
Hedging instruments	8,801	8,801

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

NOTE 2 — PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of June 30, 2006 and December 31, 2005 (Dollars in thousands):

June 30, 2006 (unaudited)	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$4,876,854	$—	$4,876,854
Unamortized loan origination costs and fees	50,447	—	50,447
Loan loss reserves	(4,274)	—	(4,274)
Amortized cost, net	4,923,027	—	4,923,027
Gross unrealized loss	(85,452)	—	(85,452)
Estimated fair value	$4,837,575	$—	$4,837,575
Carrying value	$4,923,027	$—	$4,923,027

December 31, 2005	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$4,641,588	$278	$4,641,866
Unamortized loan origination costs and fees	44,089	4	44,093
Loan loss reserves	(4,123)	—	(4,123)
Amortized cost, net	4,681,554	282	4,681,836
Gross unrealized loss	(57,317)	(5)	(57,322)
Estimated fair value	$4,624,237	$277	$4,624,514
Carrying value	$4,681,554	$282	$4,681,836

The loans that the Company retains in its portfolio are serviced through a subservicing arrangement. The TRS sells all of its fixed rate loan production to third parties, as well as any ARM loans that the Company does not retain in its portfolio.

The Company does not account for mortgage-backed securities created in connection with the securitization of Portfolio ARM Loans and placed with third party investors as sales and, therefore, does not record any gain or loss in connection with these securitization transactions. Instead, the Company accounts for the securities it issues as a long-term collateralized financing. As of June 30, 2006, the Company held approximately $4.9 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations, net.

The Company has credit exposure on its ARM Loan investment portfolio. During the six months ended June 30, 2006, the Company recorded loan loss provisions totaling $513,000 to reserve for estimated future credit losses on Portfolio ARM Loans, and charged $362,000 against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of June 30, 2006 and December 31, 2005 (Dollars in thousands):

June 30, 2006 (unaudited)

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	43	$11,479	0.23%	0.13%
90 days or more	14	3,180	0.07	0.04
In bankruptcy and foreclosure	57	15,858	0.32	0.18
	114	$30,517	0.62%	0.35%

December 31, 2005

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	48	$12,189	0.26%	0.15%
90 days or more	19	5,627	0.12	0.07
In bankruptcy and foreclosure	18	4,461	0.10	0.05
	85	$22,277	0.48%	0.27%

NOTE 3 — MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Mortgage loans held for sale	$3,383,774	$3,331,966
Deferred origination costs and fees	43,112	46,231
Carrying amount of mortgage loans held for sale	$3,426,886	$3,378,197

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

The Company had loan purchase commitments from third party investors for approximately $2.3 billion, as of both June 30, 2006 and December 31, 2005. Substantially all loans held for sale at June 30, 2006 and December 31, 2005 were subsequently sold to third party investors. Substantially all mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 6).

As of June 30, 2006 and December 31, 2005, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $2.4 billion and $2.3 billion, respectively.

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

At June 30, 2006 and December 31, 2005, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $1.57 billion and $1.59 billion, respectively. The fair value of the IRLCs at June 30, 2006 and December 31, 2005 reflected a gain of approximately $6.0 million and $5.8 million, respectively.

At June 30, 2006 and December 31, 2005, the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $1.04 billion and $1.03 billion, respectively, with a fair value gain of approximately $3.9 million and a fair value loss of approximately $2.9 million, respectively.

At June 30, 2006 and December 31, 2005, the notional amount of the Company's forward sales commitments with third party investors was approximately $3.3 billion and $1.8 billion, respectively, with a fair value gain of approximately $3.6 million and a fair value loss of approximately $4.6 million, respectively.

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

All changes in the fair value of derivatives designated as cash flow hedges, (Cap Agreements, Swap Agreements and the effective portion of the Eurodollar futures contracts), are recorded in OCI on the consolidated balance sheets and will be recognized as net interest income when the forecasted financing transactions occur. If it becomes probable that the forecasted transaction, which is the future interest payments on the Company's collateralized debt obligations, will not occur as specified at the inception of the hedging relationship, then the related gain or loss in OCI would be reclassified out of OCI and recognized in interest expense. The carrying value of these derivative instruments is included in hedging instruments on the accompanying consolidated balance sheets.

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

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the caps, which range from 3.00% to 6.02%. The Cap Agreements had an average maturity of 4.87 years as of June 30, 2006 and will expire between August 2007 and June 2014.

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

The Company uses Eurodollar futures contracts to hedge both forecasted and recognized LIBOR-based borrowings. When LIBOR-based interest rates change, the change in the value of Eurodollar futures contracts can be expected to approximately offset the change in LIBOR-based funding costs.

The following table presents notional amount, carrying amount and realized and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at June 30, 2006 and December 31, 2005. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheets.

	June 30, 2006 (unaudited)
	Notional Amount	Carrying Amount	Net Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$1,606,000	$978	$2,381
Cap agreements	4,449,291	56,919	24,876
Swap agreements	538,044	13,420	13,249
Total cash flow hedges	$6,593,335	$71,317	$40,506

	December 31, 2005
	Notional Amount	Carrying Amount	Net Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$4,141,000	$469	$(3,627)
Cap agreements	3,971,027	31,524	6,801
Swap agreements	596,463	11,264	10,999
Total cash flow hedges	$8,708,490	$43,257	$14,173

As of June 30, 2006, the net gain in OCI was approximately $40.5 million. The Company estimates that, over the next twelve months, approximately $4.2 million of this net gain will be reclassified from OCI to net interest income.

NOTE 5 — REMIC SECURITIZATION

In November 2005, MortgageIT completed its first REMIC securitization, whereby a pool of ARM loans totaling approximately $388 million was securitized and sold to the public. The Company retained the mortgage servicing rights and retained approximately $24.3 million in mortgage-backed securities created in the transaction.

The available for sale mortgage-backed securities consist of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The unrealized losses and estimated fair value of the available for sale mortgage-backed securities as of June 30, 2006 and December 31, 2005, are approximately $264,000 and $22.2 million, and $948,000 and $23.4 million, respectively.

MortgageIT records mortgage servicing rights arising from the sale of loans in the REMIC securitization. The carrying value of mortgage servicing rights and the estimated fair value of the servicing rights as of June 30, 2006 and December 31, 2005, are approximately $2.9 million and $3.2 million, and $2.5 million and $2.6 million, respectively.

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

In connection with the issuance of these mortgage-backed securities, which are also referred to as collateralized debt obligations, the Company incurred costs of $17.7 million through June 30, 2006. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as financings of loans and represent permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities are recorded as collateralized debt obligations.

As of June 30, 2006 and December 31, 2005, the mortgage-backed securities were collateralized by ARM loans with a principal balance of $4.9 billion and $4.6 billion, respectively. The debt matures between 2033 and 2036 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20%, or 10% for the February 2006 REMIC securitization, of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately 2.5 years.

Repurchase Agreements

The Company had $100.3 million and $87.1 million outstanding under repurchase agreements with a weighted average borrowing rate of approximately 5.3% and 3.5% and a weighted average remaining maturity of 26 days as of June 30, 2006 and December 31, 2005, respectively.

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

As of June 30, 2006, the Company did not include in its consolidated financial statements the assets, liabilities and operations of the trust subsidiaries pursuant to FASB Interpretation No. 46 (revised December 2003), ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). As of June 30, 2006, the Company recorded its investment in the trust subsidiaries, of approximately $3.8 million, in prepaids and other assets in the accompanying consolidated balance sheets.

Warehouse Lines Payable

The Company has eight warehouse credit facilities with major lenders that it uses to fund mortgage loans.

In May 2006, the Company entered into a warehouse credit facility with Bank of America, N.A., for a noncommitted credit limit of $1.0 billion. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2006, the Company had approximately $473.3 million outstanding on this facility. This credit facility expires in May 2007.

In July 2006, the Company entered into a warehouse credit facility with DB Structured Products, Inc., an indirect subsidiary of Deutsche Bank AG, (‘‘DB Structured Products’’) for a committed credit limit of $5.0 billion. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. This credit facility expires in July 2007. On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products, which is described more fully in Note 13.

The Company maintains a warehouse credit facility with JPMorgan Chase Bank, National Association for a noncommitted credit limit of $500 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2006 and December 31, 2005, the Company had outstanding approximately $363.1 million and $153.4 million, respectively, on this facility. This credit facility expires in October 2006.

The Company maintains a warehouse credit facility with Credit Suisse First Boston Mortgage Capital LLC for an uncommitted credit limit of $750 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2006 and December 31, 2005, the Company had outstanding approximately $716.4 million and $384.1 million, respectively, on this facility. This credit facility expires in December 2006.

The Company maintains a warehouse credit facility with Greenwich Capital Financial Products Inc. for an uncommitted credit limit of $750 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2006 and December 31, 2005, the Company had outstanding approximately $590.8 million and $485.6 million, respectively, on this facility. This credit facility expires in October 2006.

The Company maintains a credit facility (the ‘‘UBS Warehouse Facility’’) with UBS Real Estate Securities, Inc. (‘‘UBS’’), which has an uncommitted credit limit of $2.0 billion, which includes a mortgage loan sale conduit facility. This credit facility may be terminated at the discretion of the lender. The facility provides for temporary increases in the line amount on an as-requested basis. Under the UBS Warehouse Facility, outstanding advances are secured by the specific mortgage loans funded and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 to 60 days. As of June 30, 2006, there were no outstanding borrowings on the line. As of December 31, 2005, the Company had outstanding approximately $589.0 million, on this facility. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $697,000, $2.3 million, $919,000 and $2.0 million for the three and six months ended June 30, 2006 and 2005, respectively, is included in brokerage revenue on the statement of operations. Loans on the conduit line, which totaled approximately $59.9 million and $1.1 billion at June 30, 2006 and December 31, 2005, respectively, reduce availability under the facility until they are transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten. This credit facility expires in August 2007.

The Company maintains a warehouse credit facility with Merrill Lynch Bank USA, which has a partially committed credit limit of $1.25 billion. Under the line the outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2006 and December 31, 2005, the Company had outstanding approximately $534.8 million and $1.1 billion, respectively, on this facility. This credit facility expires in December 2006.

The Company maintains a credit facility with Residential Funding Corporation, which has a committed credit limit of $650 million, collateralized by the specific mortgage loans funded, and bears interest at LIBOR plus a spread based on the types of loans being funded. As of June 30, 2006 and December 31, 2005, the Company had outstanding approximately $548.6 million and $510.1 million, respectively, on this facility. This credit facility expires in September 2006.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 6.0% and 4.3% for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

Substantially all mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. The Company was not in compliance with covenants contained in three of its warehouse credit facilities as of April 30, 2006, covenants contained in two of its warehouse credit facilities as of May 31, 2006, and covenants contained in two of its warehouse credit facilities as of June 30, 2006, for which waivers have been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur.

Maturities of borrowings are as follows at June 30, 2006 (Dollars in thousands):

	Payments due by Period
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,713,147	$1,046,567	$1,825,770	$1,390,952	$449,858
Warehouse lines payable	3,227,072	3,227,072	—	—	—
Repurchase agreements	100,300	100,300	—	—	—
Junior subordinated debentures	128,871	—	—	—	128,871

(1)	Payments on the Company's collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. The Company's estimate of its repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for estimated pre-payments. This estimate will differ from actual pre-payment amounts.

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

In addition, under the agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by the Trust are legally owned by the Trust and not by the Company;

•	the Trust is a legal entity separate and distinct from the Company and all other affiliates of the Company;

•	the assets of the Trust are legally assets only of the Trust, and are not legally available to the Company and all other affiliates of the Company or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors;

•	none of the Company or any other affiliate of the Company is legally liable on the debts of the Trust, except for an amount limited to 10% of the greater of (i) the total principal amount of Notes then outstanding under the related note purchase agreement plus the aggregate outstanding principal of all mortgage loans sold under the loan repurchase agreement and the loan sale agreement and (ii) the facility limit; and

•	assets of the Company which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by the Trust in consideration of mortgage loans sold to the Trust by the Company; and

2)	the value of the Company's net equity investment in the Trust.

As of June 30, 2006, the Trust had the following assets (in thousands):

a)	cash and cash equivalents: $37,581

As of June 30, 2006, the Trust had the following equity (in thousands):

a)	$37,581 in members' equity investment.

As of June 30, 2006, the Company included in its consolidated financial statements the assets, liabilities and operations of the Trust pursuant to FIN 46R.

NOTE 7 — NOTES PAYABLE

MortgageIT issued senior secured notes due 2007, with an aggregate principal amount of $15 million, in March 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets, with the exception of its mortgage loans held for sale and ARM loans held for securitization. The note purchase agreement governing the notes contains various restrictions and covenants. As of June 30, 2006, MortgageIT was in compliance with all of the restrictions and covenants contained in the related note purchase agreement. If covenant violations occur in the future, there can be no assurance that the investor will waive them.

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

NOTE 8 — STOCKHOLDERS EQUITY

Stock Repurchase Plan

In October 2005, the Company announced that its board of directors authorized a program to repurchase up to $30 million of the Company's outstanding common stock. The repurchase program allows for shares to be purchased from time to time at management's discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. Through December 31, 2005, the Company repurchased 90,400 shares of common stock at an average price of $13.03 per share. There were no repurchases during the six months ended June 30, 2006.

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

Both the 2004 Plan and the Amended Plan provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. During the six months ended June 30, 2006, options to purchase 45,297 shares of common stock, at an average exercise price of $12.03 per share, and 17,761 shares of restricted stock were forfeited, and the Company granted 317,345 shares of restricted stock. The stock options and restricted stock will vest over a three-year period. There have been no stock option grants made under the Amended Plan.

During the six months ended June 30, 2006, 59,277 shares of restricted stock vested.

There were approximately 838,000 shares available for future grant at June 30, 2006, under both the 2004 Plan and the Amended Plan.

NOTE 9 — EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, ‘‘Earnings Per Share.’’ The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data) (Unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$5,843	$8,420	$1,116	$24,148
Basic earnings per share:
Weighted average common stock outstanding for basic earnings per share	28,375	19,486	28,364	19,446
Basic earnings per share	$0.21	$0.43	$0.04	$1.24
Diluted earnings per share:
Net income for diluted earnings per share	$5,843	$8,420	$1,116	$24,148
Common stock outstanding for basic earnings per share computation	28,375	19,486	28,364	19,446
Assumed conversion of dilutive:
Stock options and unvested restricted stock	157	419	158	454
Weighted average common stock outstanding for diluted earnings per share	28,532	19,905	28,522	19,900
Diluted earnings per share	$0.20	$0.42	$0.04	$1.21

NOTE 10 — STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	(Unaudited) Six months ended June 30,
	2006	2005
Cash paid during the year for:
Interest	$222,469	$76,656
Income taxes	4,993	8,246

NOTE 11 — SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, secondary marketing and loan brokerage, title and insurance activities. Following is a summary of the Company's segment operating results for the three and six months ended June 30, 2006 and 2005 (Dollars in thousands).

Three months ended June 30, 2006 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$68,839	$34	$68,873
Brokerage revenues	—	5,810	—	5,810
Interest income	68,266	59,958	(11,589)	116,635
Interest expense	(61,882)	(68,199)	13,739	(116,342)
Net interest income (expense)	6,384	(8,241)	2,150	293
Realized and unrealized gain on hedging instruments	3,013	—	—	3,013
Other	—	619	—	619
Total revenues	9,397	67,027	2,184	78,608
Operating expenses	1,302	75,313	68	76,683
Income (loss) before income tax	8,095	(8,286)	2,116	1,925
Income tax (benefit) expense	—	(3,918)	—	(3,918)
Net income (loss)	$8,095	$(4,368)	$2,116	5,843
Segment assets	$5,183,476	$4,382,364	$(860,929)	$8,704,911

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income (loss) before eliminations	$8,095	$(4,368)	$3,727
Eliminations	1,949	167	2,116
Net income (loss)	$10,044	$(4,201)	$5,843

Three months ended June 30, 2005 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$53,237	$(6,252)	$46,985
Brokerage revenues	—	6,275	—	6,275
Interest income	40,430	26,118	1,352	67,900
Interest expense	(32,409)	(16,752)	(94)	(49,255)
Net interest income	8,021	9,366	1,258	18,645
Realized and unrealized gain on hedging instruments	820	—	—	820
Other	—	243	—	243
Total revenues	8,841	69,121	(4,994)	72,968
Operating expenses	3,728	55,670	(634)	58,764
Income before income tax	5,113	13,451	(4,360)	14,204
Income taxes	—	5,784	—	5,784
Net income	$5,113	$7,667	$(4,360)	$8,420
December 31, 2005
Segment assets	$4,926,820	$3,584,137	$(129,066)	$8,381,891

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income before eliminations	$5,113	$7,667	$12,780
Eliminations	1,352	(5,712)	(4,360)
Net income	$6,465	$1,955	$8,420

Six months ended June 30, 2006 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$114,535	$90	$114,625
Brokerage revenues	—	12,248	—	12,248
Interest income	134,504	112,948	(16,909)	230,543
Interest expense	(118,047)	(123,817)	20,541	(221,323)
Net interest income (expense)	16,457	(10,869)	3,632	9,220
Realized and unrealized gain on hedging instruments	3,433	—	—	3,433
Other	(95)	952	—	857
Total revenues	19,795	116,866	3,722	140,383
Operating expenses	2,798	151,478	249	154,525
Income (loss) before income tax	16,997	(34,612)	3,473	(14,142)
Income tax (benefit) expense	—	(15,258)	—	(15,258)
Net income (loss)	$16,997	$(19,354)	$3,473	$1,116
Segment assets	$5,183,476	$4,382,364	$(860,929)	$8,704,911

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income (loss) before eliminations	$16,997	$(19,354)	$(2,357)
Eliminations	3,286	187	3,473
Net income (loss)	$20,283	$(19,167)	$1,116

Six months ended June 30, 2005 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$92,403	$(13,311)	$79,092
Brokerage revenues	—	12,673	—	12,673
Interest income	73,701	45,673	2,278	121,652
Interest expense	(54,244)	(26,403)	(94)	(80,741)
Net interest income	19,457	19,270	2,184	40,911
Realized and unrealized gain on hedging instruments	8,128	—	1,614	9,742
Other	—	506	—	506
Total revenues	27,585	124,852	(9,513)	142,924
Operating expenses	6,742	104,471	(1,203)	110,010
Income before income tax	20,843	20,381	(8,310)	32,914
Income taxes	2	8,764	—	8,766
Net income	$20,841	$11,617	$(8,310)	$24,148
December 31, 2005
Segment assets	$4,926,820	$3,584,137	$(129,066)	$8,381,891

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income before eliminations	$20,841	$11,617	$32,458
Eliminations	2,278	(10,588)	(8,310)
Net income	$23,119	$1,029	$24,148

NOTE 12 — COMMITMENTS AND CONTINGENCIES

On July 13, 2006, a purported stockholder of the Company filed a complaint seeking class action status in the Supreme Court of the State of New York against the Company and several of its directors. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize stockholder value with regard to the proposed acquisition of the Company by DB Structured Products (see Note 13). Among other things, the complaint seeks class action status, a court order enjoining the Company and its directors from proceeding with or consummating the merger, compensation for the plaintiff and members of the class for all losses and damages suffered and the payment of attorneys’, accountants’ and experts’ fees. The Company intends to defend this lawsuit vigorously.

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. The case was subsequently removed to the U.S. District Court for the Northern District of Texas, Dallas Division. MortgageIT has moved to dismiss EMC’s third amended complaint and intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT, and IPI Skyscraper Mortgage, which was, at the time, a subsidiary of, and has now been merged with and into,

MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws for themselves and others similarly situated. The parties entered into a settlement agreement. On August 4, 2006, at a hearing, the Court opined that the settlement reached by the parties was fair and it would enter an order approving the settlement. Including a charge of approximately $600,000 for the three months ended June 30, 2006, the Company has fully reserved for this settlement.

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

NOTE 13 — SUBSEQUENT EVENT

On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products, Inc., for $14.75 in cash per share of Company common stock, or approximately $429 million in the aggregate. The transaction is expected to close in the fourth quarter of 2006, pending regulatory approvals, approval by the Company’s stockholders and the satisfaction of other customary closing conditions.

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

Our Company's business strategy is to self-originate prime ARM loans that are used to collateralize debt obligations, and generate earnings by holding these loans or investment securities in our portfolio and receiving the spread between the yield on our assets and the cost of borrowings. Our investment strategy is designed to mitigate credit risk and interest rate risk. Our mortgage loan investment portfolio consists primarily of self-originated prime ARM Loans that collateralize multi-class pass-through securities that we issue in securitization transactions, and prime ARM Loans that we intend to securitize. A small portion of the portfolio consists of mortgage-backed securities (‘‘MBS’’) issued by the TRS through a real estate mortgage investment conduit (‘‘REMIC’’). Mortgage-backed securities are debt obligations that represent claims to the cash flows from pools of mortgage loans. A REMIC is an entity through which an issuer can sell multiple-class securities to investors. The entity invests in a pool of mortgages, and sells interests in those mortgages through securities with one or more senior classes as well as subordinated classes that assume the credit risk of defaults and delinquencies.

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

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of traditional ARM and hybrid ARM loans, the majority of which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of June 30, 2006, we had transferred to our investment portfolio approximately $6.3 billion of residential traditional ARM and hybrid ARM loans originated by MortgageIT, as well as $24.3 million of investment securities collateralized by self-originated ARM loans.

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

In March 2006, the Company issued $50 million of TPS through a trust subsidiary and sold them to collateralized debt obligation pool vehicles under Rule 144A of the Securities Act of 1933. The floating-rate TPS bear a variable interest rate of 360 basis points above 3-month LIBOR, paid quarterly, and will mature in 2036. They are redeemable at par after five years and, in certain limited circumstances, at a premium to par in less than five years. Proceeds from the TPS sale were used to support the continued expansion of the Company’s taxable REIT subsidiary.

In October 2005, the Company announced a program to repurchase up to $30 million of its outstanding common stock, depending upon management’s discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. During the fourth quarter of 2005, the Company repurchased approximately $1.2 million of its stock. There were no repurchases during the six months ended June 30, 2006.

Also, in October 2005, Holdings established a captive mortgage reinsurance company, which generates earnings from mortgage insurance premiums paid on a portion of the loans originated by MortgageIT. Approximately 4.4% of the loans originated by MortgageIT during the first six months of 2006 required mortgage insurance.

In December 2005, the TRS declared a $10 million dividend to Holdings, substantially all of which was included in the 2005 dividend payments paid to shareholders of the Company.

During the fourth quarter of 2005, gain on sale margins for sub-prime loans narrowed significantly industry-wide. In response to these adverse industry conditions, the Company reduced its presence in the sub-prime origination market by decreasing the number of its sub-prime branches and implementing related work force reductions. In the first quarter of 2006, the Company exited the national wholesale sub-prime market, and by June 30, 2006, the Company had eliminated its national wholesale sub-prime branches and staff. Funded sub-prime volume during the first six months of 2006 was reduced to $168 million, or 1% of MortgageIT’s total originations during the period. As of June 30, 2006, all but $23.0 million of sub-prime inventory had been allocated to trades. The Company continues to originate sub-prime loans through a division that is primarily focused on handling loan applications coming through our traditional prime retail origination channel that do not conform to prime lending guidelines. However, the Company expects future sub-prime loan volume not to be a material component of its total originations. All of the sub-prime loan production is sold to third party investors and we do not hold sub-prime loans in our investment portfolio.

On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products, Inc., for $14.75 in cash per share of Company common stock, or approximately $429 million in the aggregate. The transaction is expected to close in the fourth quarter of 2006, pending regulatory approvals, approval by the Company’s stockholders and the satisfaction of other customary closing conditions.

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

Mortgage Investment Operations

Our mortgage investment operations involve the acquisition and retention, in a leveraged portfolio, of traditional ARM loans, hybrid ARM loans, pay option ARMs and mortgage-backed securities (collectively, ‘‘Portfolio Assets’’). Traditional ARM loans are mortgage loans that have interest rates that reprice in one year or less (‘‘Traditional ARMs’’ or ‘‘Traditional ARM loans’’), and hybrid ARM loans are mortgage loans that have a fixed interest rate for an initial period of not more than five years and then convert to Traditional ARMs for their remaining terms to maturity (‘‘Hybrid ARMs’’ or ‘‘Hybrid ARM loans’’, and together with the Traditional ARM loans and pay option ARMs, collectively referred to as (‘‘Portfolio ARM Loans’’). Pay option ARMs (‘‘POAs’’) are mortgage loans that carry a low introductory or ‘‘teaser’’ rate for the first 30-90 days, and thereafter reprice monthly on the basis of an index such as the 12-month Treasury Average. POAs offer three monthly payment options each month: permitting the borrower to pay a fully amortizing amount, including principal and interest; interest only; or an amount that is less than the accrued interest. This last option results in an increase in the loan balance due, which is commonly referred to as ‘‘negative amortization.’’ Approximately one-third of the loan collateral in the REMIC securitization completed by the TRS in February 2006 consisted of POAs. Although the loans from this REMIC remain on the balance sheet of the TRS for reporting purposes, we consider them to be part of the Company’s investment portfolio.

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

At June 30, 2006, our investment operations held total assets of $5.2 billion, of which $4.9 billion consisted of securitized loans, and securities available for sale. That compares to $4.9 billion in total assets at December 31, 2005, of which $4.7 billion consisted of securitized loans, loans awaiting securitization and securities available for sale.

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

The first REMIC securitization completed by the TRS in November 2005 was collateralized by POAs. In this transaction, a pool of POA loans totaling approximately $388 million was securitized and sold to the public. We retained the mortgage servicing rights and retained approximately $24 million in MBS created in the transaction.

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

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the six months ended June 30, 2006, MortgageIT's purchase loan originations represented approximately 46% of its total residential mortgage loan originations measured by principal balance.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Gain on sale of mortgage loans	87.6%	64.4%	81.7%	55.3%
Brokerage revenues	7.4%	8.6%	8.7%	8.9%
Net interest income	0.4%	25.6%	6.6%	28.6%
Realized and unrealized gain on hedging instruments	3.8%	1.1%	2.4%	6.8%
Other	0.8%	0.3%	0.6%	0.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	45.0%	44.1%	51.8%	42.1%
Processing expenses	29.1%	18.8%	33.3%	16.8%
General and administrative expenses	10.4%	8.5%	11.2%	9.1%
Rent	4.5%	3.1%	5.1%	3.2%
Marketing, loan acquisition and business development	1.6%	1.4%	1.8%	1.3%
Professional fees	4.9%	3.4%	4.6%	3.4%
Depreciation and amortization	2.1%	1.2%	2.3%	1.1%
Total operating expenses	97.6%	80.5%	110.1%	77.0%
Income (loss) before income taxes	2.4%	19.5%	(10.1)%	23.0%
Income taxes	(5.0)%	7.9%	(10.9)%	6.1%
Net income	7.4%	11.6%	0.8%	16.9%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net (loss) income

On a consolidated basis, our net income decreased from approximately $8.4 million in the second quarter of 2005 to approximately $5.8 million in the second quarter of 2006. The decrease is primarily attributable to lower net interest income from mortgage banking and in the investment portfolio and additional losses incurred during the second quarter of 2006 for the wind-down of our national wholesale sub-prime operations. Total revenues increased quarter over quarter by approximately 8% from $73.0 million to approximately $78.6 million, while total expenses increased approximately 30% quarter over quarter from approximately $58.8 million to approximately $76.7 million driven by a 19% increase in funded loans from approximately $6.4 billion to approximately $7.6 billion. Gain on sale of mortgage loans increased by approximately 47% to $68.9 million in the second quarter of 2006 compared to approximately $47.0 million in the second quarter of 2005, while net interest income decreased by approximately 98% from $18.6 million to approximately $293,000. The gain on derivatives used in our investment portfolio hedging program increased by 275% from $0.8 million in the second quarter of 2005 to $3.0 million in the second quarter of 2006. Brokerage revenue decreased by approximately 8% to $5.8 million in the second quarter of 2006 compared to approximately $6.3 million in the second quarter of 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended June 30,
	2006			2005
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$5,115,382	5.32%	$67,980	$3,403,563	4.92%	$41,726
Mortgage loans held for sale	3,318,517	5.81	48,176	1,852,818	5.59	25,811
Cash and cash equivalents	57,540	3.33	479	72,152	2.02	363
	8,491,439	5.49	116,635	5,328,533	5.11	67,900
Interest-bearing liabilities:
Collateralized debt obligations	4,875,205	4.97	60,512	2,658,664	4.01	26,560
Warehouse lines payable	3,223,333	6.26	50,986	2,340,124	3.54	20,631
Other debt	252,351	7.59	4,844	170,474	4.86	2,064
	8,350,889	5.51	116,342	5,169,262	3.82	49,255
Net interest-earning assets and spread	$140,550	(0.02)%	$293	$159,271	1.29%	$18,645
Net interest margin(1)		0.01%			1.40%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Mortgage Investment Operations

Revenues

Net interest income.    REIT net interest income decreased approximately 20% to $6.4 million for the three months ended June 30, 2006 from approximately $8.0 million for the comparable period ended June 30, 2005. The decrease was due to a lower net interest margin, driven by the flattening yield curve, partly offset by higher average interest-earning assets of approximately $5.2 billion for the three months ended June 30, 2006 compared with average interest-earning assets of approximately $3.4 billion for the comparable period ended June 30, 2005. Net interest margin at the REIT declined to .49% for the three months ended June 30, 2006 from .94% for the comparable period ended June 30, 2005 due to continued flattening of the yield curve as average one-month LIBOR rose to 5.08% in the second quarter of 2006 from 3.10% in the second quarter of 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended June 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$5,112,418	5.19%	$66,316	$3,403,563	4.76%	$40,374
Cash and cash equivalents and other assets	92,931	8.40	1,950	22,935	0.99	56
	5,205,349	5.25	68,266	3,426,498	4.73	40,430
Interest-bearing liabilities:
Collateralized debt obligations	4,875,205	4.96	60,478	2,658,664	3.99	26,466
Warehouse lines payable	—	—	—	555,301	3.80	5,257
Repurchase agreements	99,923	5.56	1,404	89,332	3.08	686
	4,975,128	4.92	61,882	3,303,297	3.93	32,409
Net interest-earning assets and spread	$230,221	0.33%	$6,384	$123,201	0.80%	$8,021
Net interest margin(1)		0.49%			0.94%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses decreased approximately 59% to $312,000 for the three months ended June 30, 2006 from $756,000 for the comparable period ended June 30, 2005. The decrease was primarily due to a decrease in the number of employees dedicated to the investment operations as the business achieved economies of scale.

Processing expenses.    Mortgage loan processing expenses decreased approximately 53% to $564,000 for the three months ended June 30, 2006 from approximately $1.2 million for the comparable period ended June 30, 2005. The decrease was primarily due to a lower provision for loan losses.

General and administrative expenses.    General and administrative expenses decreased approximately 79% to $250,000 for the three months ended June 30, 2006 from approximately $1.2 million for the comparable period ended June 30, 2005. This decrease was primarily due to lower insurance and other administrative expenses.

Professional fees.    Professional fees decreased approximately 71% to $176,000 for the three months ended June 30, 2006 from $603,000 for the comparable period ended June 30, 2005. This decrease was primarily due to lower legal and other professional expenses.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased by approximately 29% to $68.8 million for the three months ended June 30, 2006 from $53.2 million for the three months ended June 30, 2005. Mortgage whole loan sales to third parties increased by approximately 59% to $6.5 billion for the three months ended June 30, 2006 from $4.1 billion for the three months ended June 30, 2005. Sub-prime gain on sale decreased to a loss of approximately $783,000 for the three months ended June 30, 2006 from a gain of approximately $14.9 million for the three months ended June 30, 2005.

Brokerage revenue.    Brokerage revenue decreased by approximately 8% to $5.8 million for the three months ended June 30, 2006 from approximately $6.3 million for the three months ended June 30, 2005 due to a 15% decline in brokered loan volume.

Net interest income.    Net interest income decreased to negative $8.2 million for the three months ended June 30, 2006 from $9.4 million for the three months ended June 30, 2005. The decrease is attributable to higher borrowing costs on warehouse lines payable in the second quarter of 2006 in line with an increase in average one-month LIBOR to 5.08% from 3.10% in the second quarter of 2005, a lower average coupon on mortgage loans held for sale driven by a higher percentage of POAs carrying low teaser rates, and higher warehouse funding costs for aged loans. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended June 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$3,318,517	5.81%	$48,176	$1,852,818	5.59%	$25,811
Portfolio Assets	748,915	6.07	11,360	—	—	—
Cash and cash equivalents	51,403	3.28	422	49,217	2.50	307
	4,118,835	5.82	59,958	1,902,035	5.51	26,118
Interest-bearing liabilities:
Warehouse lines payable	3,223,333	6.26	50,986	1,784,823	3.46	15,374
Junior subordinated debentures and other debt	995,057	6.84	17,213	81,142	6.81	1,378
	4,218,390	6.40	68,199	1,865,965	3.60	16,752
Net interest-earning assets and spread	$(99,555)	(0.58)%	$(8,241)	$36,070	1.91%	$9,366
Net interest margin(1)		(0.80)%			1.98%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 11% to $35.1 million for the three months ended June 30, 2006 from approximately $31.5 million for the three months ended June 30, 2005. The increase was primarily due to higher staffing resulting from a 19% increase in origination volume to approximately $7.6 billion in the second quarter of 2006 from approximately $6.4 billion in the second quarter of 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 72% to $22.5 million for the three months ended June 30, 2006 from approximately $13.1 million for the three months ended June 30, 2005. The increase was primarily due to higher sub-prime loan repurchase expenses in the second quarter of 2006 relative to the second quarter of 2005, as well as higher processing expenses on increased prime origination volume.

General and administrative expenses.    General and administrative expenses increased by approximately 54% to $7.7 million for the three months ended June 30, 2006 from approximately $5.0 million for the three months ended June 30, 2005. This increase was primarily due to continuing branch expansions and staffing growth resulting from higher quarter over quarter origination volumes, as well as higher expenses related to the settlement of a pending legal proceeding.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 30% to $1.3 million for the three months ended June 30, 2006 from approximately $1.0 million for the three months ended June 30, 2005. The increase was primarily due to higher business development expenses associated with the expansion of branches in new geographic areas and higher quarter over quarter originations.

Rent expense.    Rent expense increased approximately 52.0% to $3.5 million for the three months ended June 30, 2006 from approximately $2.3 million for the three months ended June 30, 2005. This increase was primarily due to expansion of existing branches, including the New York headquarters, as well as fees associated with the wind-down of branches within our wholesale sub-prime and retail divisions during the second quarter of 2006.

Professional fees.    Professional fees increased approximately 95% to $3.7 million for the three months ended June 30, 2006 from approximately $1.9 million for the three months ended June 30, 2005. This increase was primarily due to higher litigation defense costs and increased regulatory examination and compliance costs.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased approximately 90% to $1.6 million for the three months ended June 30, 2006 from $841,000 for the three months ended June 30, 2005. The increase was primarily due to leasehold improvements for branch expansions as well as investments in computer system hardware.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net (loss) income

On a consolidated basis, our net income decreased from approximately $24.1 million for the six months ended June 30, 2005 to approximately $1.1 million for the six months ended June 30, 2006. The decrease is primarily attributable to losses incurred for the wind-down of our national wholesale sub-prime operations during 2006, lower net interest income in mortgage banking and in the investment portfolio, and lower realized gains on derivatives used in our investment portfolio hedging program. Total revenues decreased by approximately 2% to $140.4 million for the six months ended June 30, 2006, from approximately $142.9 million for the comparable period in 2005, while total expenses increased approximately 40% to $154.5 million from approximately $110.0 million driven by higher sub-prime loan repurchase expenses and a 38% increase in funded loans from approximately $10.7 billion to approximately $14.8 billion. Gain on sale of mortgage loans increased by approximately 45% to $114.6 million in the first six months of 2006 compared to approximately $79.1 million in the comparable period in 2005, while net interest income decreased by approximately

78% from $40.9 million to approximately $9.2 million. In addition, the gain on derivatives used in our investment portfolio hedging program decreased by approximately 65% from $9.7 million in the first six months of 2005 to $3.4 million in the first six months of 2006. Brokerage revenue decreased by approximately 4% to $12.2 million for the six months ended June 30, 2006, from approximately $12.7 million for the comparable period in 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the six months ended June 30,
	2006			2005
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$5,027,797	5.31%	$133,479	$3,066,999	4.96%	$75,904
Mortgage loans held for sale	3,332,071	5.78	96,315	1,547,735	5.87	45,307
Cash and cash equivalents	46,391	3.23	749	64,689	1.37	441
	8,406,259	5.49	230,543	4,679,423	5.22	121,652
Interest-bearing liabilities:
Collateralized debt obligations	4,779,766	4.83	115,524	2,370,904	3.68	43,533
Warehouse lines payable	3,254,015	5.97	97,694	1,989,996	3.45	34,243
Other debt	229,770	7.02	8,105	137,206	4.33	2,965
	8,263,551	5.33	221,323	4,498,106	3.60	80,741
Net interest-earning assets and spread	$142,708	0.16%	$9,220	$181,317	1.62%	$40,911
Net interest margin(1)		0.22%			1.75%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Mortgage Investment Operations

Revenues

Net interest income.    REIT net interest income decreased approximately 15% to $16.5 million for the six months ended June 30, 2006 from approximately $19.5 million for the comparable period ended June 30, 2005. The decrease was due to a lower net interest margin, driven by the flattening yield curve, partly offset by higher average interest-earning assets of $5.1 billion for the six months ended June 30, 2006 compared with average interest-earning assets of $3.1 billion for the comparable period ended June 30, 2005. Net interest margin at the REIT declined to .64% for the six months ended June 30, 2006 from 1.26% for the comparable period ended June 30, 2005 due to continued flattening of the yield curve as average one-month LIBOR rose to 4.85% in the first six months of 2006 from 2.87% in the first six months of 2005. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the six months ended June 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$5,025,497	5.20%	$130,530	$3,066,999	4.81%	$73,626
Cash and cash equivalents and other assets	98,927	8.03	3,974	34,115	0.44	75
	5,124,424	5.25	134,504	3,101,114	4.77	73,701
Interest-bearing liabilities:
Collateralized debt obligations	4,779,766	4.83	115,396	2,370,904	3.67	43,439
Warehouse lines payable	3,432	4.74	82	537,193	3.55	9,499
Repurchase agreements	96,237	5.31	2,569	89,135	2.94	1,306
	4,879,435	4.81	118,047	2,997,232	3.63	54,244
Net interest-earning assets and spread	$244,989	0.44%	$16,457	$103,882	1.14%	$19,457
Net interest margin(1)		0.64%			1.26%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses decreased approximately 59% to $651,000 for the six months ended June 30, 2006 from approximately $1.6 million for the comparable period ended June 30, 2005. The decrease was primarily due to a decrease in the number of employees dedicated to the investment operations as the business achieved economies of scale.

Processing expenses.    Mortgage loan processing expenses decreased approximately 43% to $1.3 million for the six months ended June 30, 2006 from approximately $2.3 million for the comparable period ended June 30, 2005. The decrease was primarily due to a lower provision for loan losses.

General and administrative expenses.    General and administrative expenses decreased approximately 74% to $461,000 for the six months ended June 30, 2006 from approximately $1.8 million for the comparable period ended June 30, 2005. This decrease was primarily due to lower insurance and other administrative expenses.

Professional fees.    Professional fees decreased approximately 68% to $351,000 for the six months ended June 30, 2006 from approximately $1.1 million for the comparable period ended June 30, 2005. This decrease was primarily due to lower legal and other professional expenses.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 24% to $114.5 million for the six months ended June 30, 2006 from approximately $92.4 million for the six months ended June 30, 2005. Mortgage whole loan sales to third parties increased by approximately 88% to $13.0 billion for the six months ended June 30, 2006 from approximately $6.9 billion for the six months ended June 30, 2005. Sub-prime gain on sale decreased to a loss of approximately $10.1 million for the six months ended June 30, 2006 from a gain of approximately $19.8 million for the six months ended June 30, 2005.

Brokerage revenue.    Brokerage revenue decreased by approximately 4% to $12.2 million for the six months ended June 30, 2006, from approximately $12.7 million for the comparable period in 2005, due to a 12% decline in brokered loan volume from the comparable period.

Net interest income.    Net interest income decreased by approximately 156% to negative $10.9 million for the six months ended June 30, 2006 from approximately $19.3 million for the six months ended June 30, 2005. The decrease is attributable to higher borrowing costs on warehouse lines payable in the first six months of 2006 in line with an increase in average one-month LIBOR to 4.85% from 2.87% in the first six months of 2005, as well as a lower average coupon on mortgage loans held for sale driven by a higher percentage of POAs carrying low teaser rates. The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the six months ended June 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$3,332,071	5.78%	$96,315	$1,547,735	5.87%	$45,307
Portfolio Assets	565,724	5.65	15,983	—	—	—
Cash and cash equivalents	39,358	3.30	650	30,574	2.40	366
	3,937,153	5.74	112,948	1,578,309	5.80	45,673
Interest-bearing liabilities:
Warehouse lines payable	3,250,583	5.97	97,612	1,452,803	3.42	24,744
Junior subordinated debentures and other debt	791,312	6.59	26,205	48,071	6.92	1,659
	4,041,895	6.09	123,817	1,500,874	3.52	26,403
Net interest-earning assets and spread	$(104,742)	(0.35)%	$(10,869)	$77,435	2.28%	$19,270
Net interest margin(1)		(0.55)%			2.45%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 23% to $72 million for the six months ended June 30, 2006 from approximately $58.4 million for the six months ended June 30, 2005. The increase was primarily due to higher staffing resulting from a 38% increase in origination volume to approximately $14.8 billion in the first six months of 2006 from approximately $10.7 billion in the first six months ended June 30, 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 99% to $45.7 million for the six months ended June 30, 2006 from approximately $23.0 million for the six months ended June 30, 2005. The increase was primarily due to higher sub-prime loan repurchase expenses in the first six months of 2006 relative to the first six months of 2005, as well as higher processing expenses on increased prime origination volume.

General and administrative expenses.    General and administrative expenses increased by approximately 32% to $14.8 million for the six months ended June 30, 2006 from approximately $11.2 million for the six months ended June 30, 2005. This increase was primarily due to branch expansions, as well as staffing growth resulting from higher quarter over quarter origination volumes.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 32% to $2.5 million for the six months ended June 30, 2006 from approximately $1.9 million for the six months ended June 30, 2005. The increase was primarily due to higher business development expenses associated with the expansion of branches in new geographic areas and higher period over period originations.

Rent expense.    Rent expense increased approximately 57% to $7.2 million for the six months ended June 30, 2006 from approximately $4.6 million for the six months ended June 30, 2005. This increase was primarily due to expansion of existing branches, as well as fees associated with the wind-down of branches within our wholesale sub-prime and retail divisions during the first six months of 2006.

Professional fees.    Professional fees increased approximately 65% to $6.1 million for the six months ended June 30, 2006 from approximately $3.7 million for the six months ended June 30, 2005. This increase was primarily due to higher litigation defense costs and increased regulatory examination and compliance costs, as well as higher technology consulting expenses.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased approximately 100% to $3.2 million for the six months ended June 30, 2006 from approximately $1.6 million for the six months ended June 30, 2005. The increase was primarily due to leasehold improvements for branch expansions as well as investments in computer system hardware.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations.

FINANCIAL CONDITION

At June 30, 2006 and December 31, 2005, our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale, representing 57% and 39%, respectively, of total assets at June 30, 2006, and 56% and 40%, respectively, of total assets at December 31, 2005.

Total assets increased by $323.0 million from December 31, 2005 to June 30, 2006. The increase primarily reflects an increase in Portfolio Arm Loans in the amount of $241.5 million and an increase in mortgage loans held for sale in the amount of $48.7 million.

The following table presents various characteristics of our Portfolio ARM Loans as of June 30, 2006. The aggregate unpaid principal balance of the loans included in this table is approximately $4.9 billion.

	Average	High	Low
Original loan balance	$286,402	$1,500,000	$21,207
Coupon rate on loans	5.67%	8.38%	3.50%
% Gross margin	2.20%	3.00%	1.75%
Lifetime cap	5.99%	9.95%	5.00%
Original term (months)	360	360	360
Remaining term (months)	346	356	329
Geographic distribution (top 5 states):
California			53.5%
Arizona			7.5
Washington			6.6
Florida			5.2
Nevada			3.1
Other			24.1
Occupancy status:
Owner occupied			89.1%
Investor			8.3
Second home			2.6
Documentation type:
Full Documentation			40.3%
Stated Income/Verified Assets			48.0
Stated Income/Stated Assets			4.2
Verified Assets			2.6
No Documentation			4.9
Loan purpose:
Purchase			55.5%
Cash-out refinance			28.1
Rate & term refinance			16.4
Original loan-to-value:
80.01% and over			2.1%
70.01%-80.00%			71.3
60.01%-70.00%			15.8
50.01%-60.00%			6.2
50.00% or less			4.6
Weighted average original loan-to-value			74.0%
Property type:
Single family			60.4%
PUD			23.6
Condominium			11.8
Other residential			4.2
ARM loan type:
3-year hybrid			19.1%
5-year hybrid			75.3
Pay Option			5.1
Other			0.5
ARM interest rate caps:
Initial cap:
Under 3.00			5.4%
3.01-4.00			0.0
4.01-5.00			21.5
5.01-6.00			73.1
Periodic cap:
None			0.2%
Under 1.00%			0.1
Over 1.00%			99.7
Percent of interest-only loan balances			78.8%
FICO score at origination:
801 and over			2.7%
751 to 800			31.5
701 to 750			43.4
651 to 700			21.7
650 or less			0.7
Weighted average FICO(1) score:			732

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

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

We securitize mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The loan securitization process benefits us by creating highly liquid securitized assets that can be readily financed in the capital markets. We believe there is a reliable and stable market for term financing of investment grade MBS that we issue. Through June 30, 2006, we completed seven securitization transactions, in which we securitized ARM loans into a series of pro rata pay, floating-rate securities, and the February 2006 REMIC securitization.

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

As of June 30, 2006 and December 31, 2005, outstanding MBS were collateralized by ARM loans with a remaining principal balance of approximately $4.9 billion and $4.6 billion, respectively. These MBS mature between 2033 and 2036 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20%, or 10% for the February 2006 REMIC securitization, of its original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately 2.5 years.

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

Under these agreements, we sell some or all of the retained interest in our MBS to a counterparty and we agree to repurchase those assets at a future date. At maturity, we repurchase the assets from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of June 30, 2006 and December 31, 2005, we had $100.3 million and $87.1 million of securities outstanding under the repurchase agreements, respectively.

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

To originate a mortgage loan, MortgageIT utilizes its eight short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets, including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. Warehouse credit facilities generally have a term of one year and have been renewed annually. As of June 30, 2006, the aggregate amount of our warehouse facilities was $6.9 billion and the amount available for additional borrowings under these facilities was approximately $3.6 billion.

During May 2006 and July 2006 the Company negotiated two new warehouse credit facilities, bringing the total number of facilities it may draw upon to eight.

These facilities bear interest at LIBOR plus a spread based on the types of loans being funded. The weighted average effective rate of interest for borrowings under all warehouse credit facilities was approximately 6.0% and 4.3% for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

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

The Company was not in compliance with covenants contained in three of its warehouse credit facilities as of April 30, 2006, covenants contained in two of its warehouse credit facilities as of May 31, 2006, and covenants contained in two of its warehouse credit facilities as of June 30, 2006, for which waivers have been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur. These facilities contain covenants limiting the Company's ability to:

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

These limits may in turn restrict the Company's ability to pay cash or stock dividends on its common stock. In addition, under the facilities, the Company cannot continue to finance a mortgage loan that it holds through the facility if:

•	the loan is rejected as ‘‘unsatisfactory for purchase’’ by the ultimate investor and/or has exceeded its permissible warehouse period, which varies by facility;

•	the Company fails to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

•	the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse credit facility agreement).

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

Also, MortgageIT entered into a note purchase agreement in March 2004, whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured notes (the ‘‘Notes’’) to an investor; MortgageIT sold an additional aggregate principal amount of $15 million of Notes to the investor in February 2006. The proceeds from the sale of the Notes provide working capital for MortgageIT. Under the related note purchase agreement, as amended, the Notes bore interest at (i) a rate of 10% per annum through September 30, 2004, (ii) a rate of 7.5% per annum from October 1, 2004 through March 31, 2005, (iii) a rate of 10% per annum from April 1, 2005 to August 23, 2005, (iv) a rate of 5.5% per annum from August 24, 2005 to February 20, 2006 and (v) a rate of 6.5% per annum from February 21, 2006 to maturity. Interest on the Notes is payable quarterly in arrears. The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. As of June 30, 2006, MortgageIT was in compliance with all of the restrictions and covenants contained in the note purchase agreement. If covenant violations occur in the future, there can be no assurance that the investor will waive them.

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

Cash and Cash Equivalents

The Company's cash and cash equivalents increased to $55.9 million at June 30, 2006 from $36.8 million at December 31, 2005. The Company's primary sources of cash and cash equivalents during the six months ended June 30, 2006 were as follows:

•	a $228.0 million increase in collateralized debt obligations;

•	a $49.1 million increase in warehouse lines payable;

•	a $48.5 million increase from net proceeds from the issuance of junior subordinated debentures;

•	a $15.0 million increase in notes payable; and

•	a $13.2 million increase in borrowings from repurchase agreements.

The Company's primary uses of cash and cash equivalents during the six months ended June 30, 2006 were as follows:

•	a $241.2 million increase in Portfolio ARM Loans;

•	a $48.7 million increase in mortgage loans held for sale;

•	a $34.7 million decrease in accounts payable, accrued expenses and other liabilities; and

•	a $20.7 million distribution payment.

Payment of Distributions

On December 16, 2004, we declared our initial distribution on our common stock of $0.44 per share. The distribution was made in January 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $8.5 million exceeded the minimum taxable income distribution requirements for the year.

On March 16, 2005, we declared a cash dividend on our common stock of $0.48 per share. The dividend was distributed in April 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash dividend of approximately $9.3 million exceeded the minimum taxable income distribution requirements for the quarter.

On May 17, 2005, we declared a cash dividend on our common stock of $0.48 per share. The dividend was distributed in July 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash dividend of approximately $9.3 million exceeded the minimum taxable income distribution requirements for the quarter.

On September 21, 2005, we declared a cash distribution on our common stock of $0.48 per share. The distribution was made in October 2005 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $13.6 million exceeded the minimum taxable income distribution requirements for the quarter.

On December 12, 2005, we declared a cash distribution on our common stock of $0.48 per share. The distribution was made in January 2006 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $13.6 million exceeded the minimum taxable income distribution requirements for the quarter.

On March 17, 2006, we declared a cash distribution on our common stock of $0.25 per share. The distribution was made in April 2006 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $7.1 million exceeded the minimum taxable income distribution requirements for the quarter.

On June 14, 2006, we declared a cash distribution on our common stock of $0.30 per share. The distribution was made in July 2006 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $8.5 million exceeded the minimum taxable income distribution requirements for the quarter.

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

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at June 30, 2006:

	Payments due by Period
	(Dollars in thousands)
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,713,147	$1,046,567	$1,825,770	$1,390,952	$449,858
Warehouse lines payable	3,227,072	3,227,072	—	—	—
Repurchase agreements	100,300	100,300	—	—	—
Junior subordinated debentures	128,871	—	—	—	128,871
Operating leases	46,334	13,472	21,981	10,838	43
Notes payable	30,000	30,000	—	—	—

(1)	Payments on our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for pre-payments. This estimate will differ from actual pre-payment amounts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes, are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at June 30, 2006 and December 31, 2005:

	June 30, 2006 (unaudited)
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,378,243	$3,426,886	$3,444,094
ARM loans collateralizing debt obligations, net	4,876,854	4,923,027	4,837,575
Mortgage-backed securities – available for sale		22,178	22,178
Hedging instruments	15,373,330	84,390	84,390
Liabilities:
Warehouse lines payable	$3,227,072	$3,227,072	$3,227,072
Collateralized debt obligations	4,713,147	4,713,147	4,722,829
Repurchase agreements	100,300	100,300	100,300
Junior subordinated debentures	128,871	128,871	128,871
Hedging instruments	723,475	187	187

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,327,144	$3,378,197	$3,383,752
ARM loans held for securitization, net	278	282	277
ARM loans collateralizing debt obligations, net	4,641,588	4,681,554	4,624,237
Mortgage-backed securities – available for sale		23,357	23,357
Hedging instruments	11,152,164	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197	4,485,197
Repurchase agreements	87,058	87,058	87,058
Junior subordinated debentures	77,324	77,324	77,324
Hedging instruments	7,242,693	8,801	8,801

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

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	June 30, 2006
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Loans:
Index:
Six-month LIBOR	$16,496	0.3%
One-year constant maturity treasury	7,134	0.2%
	23,630	0.5%
Hybrid ARM Loans:
Index:
3 years or less	929,657	19.1%
Over 3 years to 5 years	3,674,427	75.3%
	4,604,084	94.4%
Pay Option ARM Loans	249,140	5.1%
	$4,876,854	100.0%

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point (‘‘bp’’) incremental instantaneous parallel shifts in the LIBOR yield curve as of June 30, 2006 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of June 30, 2006

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$66,000	$35,400	$(41,400)	$(85,100)
Hedged liabilities	(62,500)	(36,600)	44,100	91,500
Net change in market value of portfolio equity	$3,500	$(1,200)	$2,700	$6,400
Percentage change in market value of portfolio equity	1.50%	(0.50)%	1.10%	2.70%

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

The table below presents the duration of our assets and liabilities as of June 30, 2006, under the then prevailing yield curve, as well as with instantaneous parallel 50 bp shifts in the curve. Positive portfolio duration indicates that the market value of the investment portfolio, net of borrowings and hedges, will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect the market value of portfolio equity.

As of June 30, 2006

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.12	1.30	1.49	1.64	1.76
Duration of Borrowings and Hedges	0.89	1.28	1.62	1.87	2.07
Net Portfolio Duration	0.23	0.02	(0.13)	(0.23)	(0.31)

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

Changes in internal control over financial reporting

During the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 13, 2006, a purported stockholder of the Company filed a complaint seeking class action status in the Supreme Court of the State of New York against the Company and several of its directors. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize stockholder value with regard to the proposed acquisition of the Company by DB Structured Products. Among other things, the complaint seeks class action status, a court order enjoining the Company and its directors from proceeding with or consummating the merger, compensation for the plaintiff and members of the class for all losses and damages suffered and the payment of attorneys’, accountants’ and experts’ fees. The Company intends to defend this lawsuit vigorously.

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. The case was subsequently removed to the U.S. District Court for the Northern District of Texas, Dallas Division. MortgageIT has moved to dismiss EMC’s third amended complaint and intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

On September 29, 2004, as amended on October 12, 2004, an action was filed in the U.S. District Court for the Southern District of New York against our subsidiary, MortgageIT, and IPI Skyscraper Mortgage, which was, at the time, a subsidiary of, and has now been merged with and into, MortgageIT. The case was filed by four former loan officers of a MortgageIT branch in Newburgh, New York, and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws for themselves and others similarly situated. The parties entered into a settlement agreement. On August 4, 2006, at a hearing, the Court opined that the settlement reached by the parties was fair and it would enter an order approving the settlement. Including a charge of approximately $600,000 for the three months ended June 30, 2006, the Company has fully reserved for this settlement.

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

Item 1A.    Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Risks Relating to the Company’s Proposed Acquisition by Deutsche Bank.

On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products, Inc., an indirect subsidiary of Deutsche Bank AG, for $14.75 in cash per share of Company common stock, or approximately $429 million in the aggregate. The transaction is subject to the fulfillment or waiver of a number of conditions to closing, including the receipt of Company stockholder approval and all requisite regulatory approvals, and other customary closing conditions. If any of the closing conditions are not fulfilled or waived, or if the requisite stockholder votes in favor of the transaction are not obtained, the acquisition of the Company by DB Structured Products will not close.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on June 13, 2006 (the ‘‘Annual Meeting’’), the following matters were voted upon with the results of the voting on such matters indicated:

Election of the following director to a two-year term:

	For	Withheld
Edolphus Towns	25,728,727	76,250

Election of each of the following directors to a three-year term:

	For	Withheld
John K. Darr	25,702,329	102,648
Michael N. Garin	23,145,732	2,659,245
Timothy Schantz	23,251,180	2,553,797

The following sets forth the names of the other directors whose terms of office continued after the Annual Meeting:

Fred A. Assenheimer
Michael J. Marocco
Nancy McKinstry

Doug W. Naidus

2.    Ratification of the appointment of BDO Seidman, LLP as the Company’s independent auditor for the year ending December 31, 2006:

For	Against	Abstain
23,240,881	2,546,989	17,107

Item 5.    Other Information

None.

ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.
By: /s/ DOUG W. NAIDUS

Name: Doug W. Naidus Title: Chairman and Chief Executive Officer Date: August 8, 2006
By: /s/ GLENN J. MOURIDY

Name: Glenn J. Mouridy Title: President and Chief Financial Officer Date: August 8, 2006