Form 10-Q
period 2006-09-30
MortgageIT Holdings, Inc.
filed 2006-11-08
CIK 1284151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32213

MORTGAGEIT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0947002
(State or other jurisdiction of incorporation or organization)	(IRS EmployerIdentification Number )

33 Maiden Lane New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 651-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE: 29,185,984 SHARES OUTSTANDING AS OF OCTOBER 31, 2006.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain ‘‘forward-looking statements,’’ which are based on management's current expectations. Such forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including, among other things, the ability of MortgageIT Holdings, Inc. (the ‘‘Company’’) to fund a fully-leveraged, self-originated loan portfolio, its anticipated loan funding volume and its ability to pay dividends. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that relate to future events and are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on the current economic environment and management's current expectations and beliefs, and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements are inherently subject to significant economic, competitive, and other contingencies that are beyond the control of management. The Company can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to: its mortgage bank subsidiary’s continued ability to originate new loans, including loans that the Company deems suitable for its securitization portfolio; changes in the capital markets, including changes in interest rates and/or credit spreads; and the risk factors or other uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K and this quarterly report on Form 10-Q.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$43,860	$36,757
Restricted cash	2,641	712
Marketable securities held to maturity	—	3,675
Portfolio ARM Loans
ARM loans collateralizing debt obligations, net	4,642,282	4,681,554
ARM loans held for securitization, net	—	282
Total Portfolio ARM Loans	4,642,282	4,681,836
Mortgage loans held for sale	3,499,918	3,378,197
Mortgage-backed securities – available for sale	20,982	23,357
Hedging instruments	46,639	54,472
Accounts receivable, net of allowance	140,936	146,043
Prepaids and other assets	44,373	31,262
Goodwill	11,639	11,639
Property and equipment, net	16,607	13,941
Total assets	$8,469,877	$8,381,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Collateralized debt obligations	$4,442,590	$4,485,197
Warehouse lines payable	3,318,868	3,177,990
Repurchase agreements	94,692	87,058
Hedging instruments	7,422	8,801
Junior subordinated debentures	128,871	77,324
Notes payable and other debt	15,000	15,000
Accounts payable, accrued expenses and other liabilities	130,767	176,619
Total liabilities	8,138,210	8,027,989
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 125,000,000 shares authorized; 29,276,384 issued and 29,185,984 outstanding in 2006; 28,889,540 issued and 28,799,140 outstanding in 2005	293	289
Treasury stock	(1,178)	(1,178)
Additional paid-in capital	395,016	393,304
Unearned compensation – restricted stock	(3,174)	(5,889)
Accumulated other comprehensive income (loss)	8,189	13,225
Accumulated deficit	(67,479)	(45,849)
Total stockholders' equity	331,667	353,902
Total liabilities and stockholders' equity	$8,469,877	$8,381,891

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Gain on sale of mortgage loans	$71,119	$61,612	$185,744	$140,704
Brokerage revenues	4,301	7,506	16,549	20,179
Interest income	114,341	90,384	344,884	212,036
Interest expense	(115,530)	(75,741)	(336,853)	(156,482)
Net interest (expense) income	(1,189)	14,643	8,031	55,554
Realized and unrealized (loss) gain on hedging instruments	(1,727)	—	1,706	9,742
Other	797	209	1,654	715
Total revenues	73,301	83,970	213,684	226,894
Operating expenses:
Compensation and employee benefits	38,742	39,037	111,388	99,051
Processing expenses	16,515	16,014	63,301	40,064
General and administrative expenses	7,130	6,112	22,854	19,117
Rent	2,748	2,700	9,942	7,257
Marketing, loan acquisition and business development	1,320	1,206	3,864	3,126
Professional fees	4,437	2,411	10,879	7,238
Depreciation and amortization	1,699	984	4,888	2,621
Total operating expenses	72,591	68,464	227,116	178,474
Income (loss) before income taxes	710	15,506	(13,432)	48,420
Income tax (benefit) expense	(731)	6,841	(15,989)	15,607
Net income	$1,441	$8,665	$2,557	$32,813
Per share data:
Basic	$0.05	$0.31	$0.09	$1.47
Diluted	$0.05	$0.30	$0.09	$1.44
Weighted average number of shares – basic	28,491	28,077	28,409	22,381
Weighted average number of shares – diluted	28,805	28,427	28,626	22,788

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$1,441	$8,665	$2,557	$32,813
Other comprehensive income:
Realized and unrealized (loss) gain on hedging instruments arising during the period	(30,071)	20,254	1,985	9,008
Unrealized (loss) gain on mortgage-backed securities – available for sale, net of amortization	(367)	—	317	—
Reclassification of (gain) loss included in net income	(1,615)	1,062	(7,338)	1,935
Net realized and unrealized gain (loss) during the period	(32,053)	21,316	(5,036)	10,943
Comprehensive (loss) income	$(30,612)	$29,981	$(2,479)	$43,756

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2006 (Dollars and shares in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Unamortized Cost of Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2005	28,799	$289	$(1,178)	$393,304	$(45,849)	$(5,889)	$13,225	$353,902
Issuance of common stock in connection with restricted stock grants	317	3	—	559	—	—	—	562
Issuance of common stock in connection with exercise of stock options	104	1		1,246				1,247
Restricted stock forfeitures	(34)	—	—	(315)	—	315	—	—
Amortization of the cost of restricted stock	—	—	—	—	—	2,400	—	2,400
Stock based compensation	—	—	—	222	—	—	—	222
Other comprehensive (loss) income	—	—	—	—	—	—	(5,036)	(5,036)
Dividends declared on common stock – $.85 per share	—	—	—	—	(24,187)	—	—	(24,187)
Net income	—	—	—	—	2,557	—	—	2,557
Balance at September 30, 2006	29,186	$293	$(1,178)	$395,016	$(67,479)	$(3,174)	$8,189	$331,667

The accompanying notes are an integral part of the consolidated financial statements.

MortgageIT Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,557	$32,813
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,985	7,957
Stock based compensation	3,184	2,483
Unrealized gain on hedging instruments	(945)	(7,635)
Net amortization of mortgage-backed securities	2,710	—
Impairment of mortgage-backed securities	95	—
Impairment of mortgage servicing rights	85	—
Changes in operating assets:
Increase in restricted cash	(1,929)	(12)
Increase in mortgage loans held for sale	(121,721)	(2,509,137)
Decrease (increase) in accounts receivable	5,107	(85,785)
Increase in prepaids and other assets	(13,859)	(6,168)
Changes in operating liabilities:
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(40,839)	61,012
Net cash used in operating activities	(157,570)	(2,504,472)
Cash flows from investing activities:
Decrease (increase) in ARM loans	39,554	(2,071,726)
Purchases of property and equipment	(7,554)	(5,544)
Proceeds from maturities of marketable securities	15,500	19,322
Purchases of marketable securities	(11,825)	(15,460)
Net cash provided by (used in) investing activities	35,675	(2,073,408)
Cash flows from financing activities:
Net proceeds from issuance of junior subordinated debentures	48,451	72,618
Proceeds from collateralized debt obligations	733,093	3,057,367
Payments made on collateralized debt instruments	(775,700)	(490,116)
Net borrowings from repurchase agreements	7,634	8,223
Net proceeds (payments) on hedging instruments	2,597	(10,035)
Distributions paid	(29,202)	(27,166)
Proceeds from notes payable	15,000	—
Repayment of notes payable	(15,000)	—
Proceeds from issuance of common stock	—	150,086
Proceeds from the exercise of stock options	1,247	1,698
Net proceeds of warehouse lines payable	140,878	1,803,980
Net cash provided by financing activities	128,998	4,566,655
Net increase (decrease) in cash and cash equivalents	7,103	(11,225)
Cash and cash equivalents at beginning of period	36,757	70,224
Cash and cash equivalents at end of period	$43,860	$58,999

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The interim financial information should be read in conjunction with MortgageIT Holdings, Inc.'s 2005 Annual Report on Form 10-K.

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

The consolidated financial statements included herein contain results for Holdings, Holdings' wholly owned subsidiaries, MHL Funding Corp., Next at Bat Lending, Inc., MHL Reinsurance Ltd. and MortgageIT, and MortgageIT's wholly owned subsidiary Home Closer LLC (‘‘Home Closer’’). Home Closer provides title, settlement and other mortgage related services to the Company and its customers. All material intercompany account balances and transactions have been eliminated in consolidation.

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

Mortgage Loans Held for Sale

Unallocated Mortgage Loans Held For Sale

Unallocated mortgage loans held for sale represent loans that have not yet been allocated to a forward sales commitment. At September 30, 2006 and December 31, 2005, unallocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information.

Allocated Mortgage Loans Held For Sale

Allocated mortgage loans held for sale represent loans that have been allocated to a forward sales commitment. For the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company qualified and elected to apply Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) fair value hedge accounting for allocated loans held for sale. Allocated mortgage loans held for sale are carried at the lower of adjusted cost or market value. Determining market value requires judgment by management in determining how the market would value a particular mortgage loan based on characteristics of the loan and available market information. Adjusted cost includes the loan principal amount outstanding, deferred direct origination costs and fees, and any adjustment to the carrying amount of loans resulting from the application of hedge accounting.

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

The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge was approximately $2.5 million for the nine months ended September 30, 2006. The change in value of a derivative instrument that does not qualify for hedge accounting, is reported in earnings under the caption realized and unrealized gain (loss) on hedging instruments.

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

Other Comprehensive Income

SFAS No. 130, ‘‘Reporting Comprehensive Income,’’ divides comprehensive income into net income and other comprehensive income (loss), which consists of unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, and mortgage-backed securities — available for sale. Accumulated OCI is comprised of the following:

	Net Unrealized Loss on Mortgage-Backed Securities – Available for Sale	Net Realized and Unrealized Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$ —	(387)	(387)
Net change	(948)	14,560	13,612
Balance at December 31, 2005	$(948)	$14,173	$13,225
Balance at January 1, 2006	(948)	14,173	13,225
Net change	316	(5,352)	(5,036)
Balance at September 30, 2006 (unaudited)	$(632)	$8,821	$8,189

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

	Nine months ended September 30, 2006	Year ended December 31, 2005
	(unaudited)
Loan loss reserve, beginning of period	$4,123	$674
Loan loss provision	964	3,449
Write offs	(1,087)	—
Loan loss reserve, end of period	$4,000	$4,123

Stock Compensation

As of September 30, 2006, the Company had in effect the 2004 Long-Term Incentive Plan (the ‘‘2004 Plan’’) and the Amended Long-Term Incentive Plan (the ‘‘Amended Plan’’), which are described more fully in Note 8.

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

There was approximately $74,000 and $222,000 of before tax compensation cost related to stock options recognized in operating results during the three and nine months ended September 30, 2006, respectively. The associated future income tax benefit recognized was approximately $30,000 and $90,000 during the three and nine months ended September 30, 2006, respectively.

At September 30, 2006, there was approximately $250,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.8 years.

Through December 31, 2005, the Company accounted for all transactions under which employees received shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Pursuant to these accounting standards, the Company recorded deferred compensation for stock awards at the date of grant based on the estimated values of the shares on that date. There was no stock option-based employee compensation cost reflected in net income because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’ (‘‘SFAS No. 123’’) for the three and nine months ended September 30, 2005. (Dollars in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(unaudited)	(unaudited)
Net income attributable to common stockholders	$8,665	$32,813
Amortization of restricted stock, including forfeitures, net of tax effects	559	1,708
Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(622)	(1,881)
Pro forma net income	$8,602	$32,640
Net income per share attributable to common stock:
Basic – As reported	$0.31	$1.47
Basic – Pro forma	$0.31	$1.46
Net income per share for diluted earnings per share:
Diluted – As reported	$0.30	$1.44
Diluted – Pro forma	$0.30	$1.43

Under the 2004 Plan, the fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 3.75%, expected option lives of five years, 26% volatility and 9% dividend rate.

The weighted average fair value of options issued under the 2004 Plan, for the nine months ended September 30, 2005, under the Black-Scholes option-pricing model, was $1.01 per option.

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

The following table presents information as to the carrying amount and estimated fair value of certain of the Company's market risk sensitive assets, liabilities and hedging instruments at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands) (unaudited)
Assets:
Mortgage loans held for sale	$3,499,918	$3,521,076
ARM loans collateralizing debt obligations, net	4,642,282	4,598,891
Mortgage-backed securities – available for sale	20,982	20,982
Hedging instruments	46,639	46,639
Liabilities:
Warehouse lines payable	$3,318,868	$3,318,868
Collateralized debt obligations	4,442,590	4,452,057
Repurchase agreements	94,692	94,692
Junior subordinated debentures	128,871	128,871
Hedging instruments	7,422	7,422

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,378,197	$3,383,752
ARM loans held for securitization, net	282	277
ARM loans collateralizing debt obligations, net	4,681,554	4,624,237
Mortgage-backed securities – available for sale	23,357	23,357
Hedging instruments	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197
Repurchase agreements	87,058	87,058
Junior subordinated debentures	77,324	77,324
Hedging instruments	8,801	8,801

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

In July 2006, the FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The provisions of this interpretation apply to fiscal years beginning after December 15, 2006. Management is currently evaluating FIN 48, but does not currently expect it to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (‘‘SAB’’) 108 ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (SAB 108). SAB 108 requires that public companies utilize a ‘‘dual−approach’’ to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

NOTE 2 — PORTFOLIO ARM LOANS

The following table presents the Company's Portfolio ARM Loans as of September 30, 2006 and December 31, 2005 (Dollars in thousands):

September 30, 2006 (unaudited)	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$4,597,856	$—	$4,597,856
Unamortized loan origination costs and fees	48,426	—	48,426
Loan loss reserves	(4,000)	—	(4,000)
Amortized cost, net	4,642,282	—	4,642,282
Gross unrealized loss	(43,391)	—	(43,391)
Estimated fair value	$4,598,891	$—	$4,598,891
Carrying value	$4,642,282	$—	$4,642,282

December 31, 2005	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
Principal balance outstanding	$4,641,588	$278	$4,641,866
Unamortized loan origination costs and fees	44,089	4	44,093
Loan loss reserves	(4,123)	—	(4,123)
Amortized cost, net	4,681,554	282	4,681,836
Gross unrealized loss	(57,317)	(5)	(57,322)
Estimated fair value	$4,624,237	$277	$4,624,514
Carrying value	$4,681,554	$282	$4,681,836

The loans that the Company retains in its portfolio are serviced through a subservicing arrangement. The TRS sells all of its fixed rate loan production to third parties, as well as any ARM loans that the Company does not retain in its portfolio.

The Company does not account for mortgage-backed securities created in connection with the securitization of Portfolio ARM Loans and placed with third party investors as sales and, therefore, does not record any gain or loss in connection with these securitization transactions. Instead, the Company accounts for the securities it issues as a long-term collateralized financing. As of September 30, 2006, the Company held approximately $4.6 billion of ARM loans that collateralize the securities resulting from its securitization activities, and are classified on its balance sheet as ARM loans collateralizing debt obligations, net.

The Company has credit exposure on its ARM Loan investment portfolio. During the nine months ended September 30, 2006, the Company recorded loan loss provisions totaling $964,000 to reserve for estimated future credit losses on Portfolio ARM Loans, and charged $1,087,000 against the allowance for losses during the period.

The following table summarizes Portfolio ARM Loan delinquency information as of September 30, 2006 and December 31, 2005 (Dollars in thousands):

September 30, 2006 (unaudited)

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	35	$9,620	0.21%	0.11%
90 days or more	36	9,935	0.21	0.12
In bankruptcy and foreclosure	72	19,610	0.42	0.23
	143	$39,165	0.84%	0.46%

December 31, 2005

Delinquency Status	Loan Count	Loan Balance	Percent of Portfolio ARM Loans	Percent of Total Assets
60 to 89 days	48	$12,189	0.26%	0.15%
90 days or more	19	5,627	0.12	0.07
In bankruptcy and foreclosure	18	4,461	0.10	0.05
	85	$22,277	0.48%	0.27%

NOTE 3 — MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of the following components (Dollars in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Mortgage loans held for sale	$3,451,582	$3,331,966
Deferred origination costs and fees	48,336	46,231
Carrying amount of mortgage loans held for sale	$3,499,918	$3,378,197

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

The Company had loan purchase commitments from third party investors for approximately $2.1 billion and $2.3 billion, as of September 30, 2006 and December 31, 2005, respectively. Substantially all loans held for sale at September 30, 2006 and December 31, 2005 were subsequently sold to third party investors. Substantially all mortgage loans held for sale are pledged as collateral for warehouse lines payable (See Note 6).

As of September 30, 2006 and December 31, 2005, the Company had aggregate locked pipeline commitments to fund mortgage loans held for sale of $2.6 billion and $2.3 billion, respectively.

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

At September 30, 2006 and December 31, 2005, the notional amount of the Company's IRLCs relating to mortgage loans held for sale, was approximately $1.65 billion and $1.59 billion, respectively. The fair value of the IRLCs at September 30, 2006 and December 31, 2005 reflected a gain of approximately $8.4 million and $5.8 million, respectively.

At September 30, 2006 and December 31, 2005, the notional amount of TBA Securities and options on TBA Securities outstanding was approximately $1.30 billion and $1.03 billion, respectively, with a fair value loss of approximately $1.6 million and approximately $2.9 million, respectively.

At September 30, 2006 and December 31, 2005, the notional amount of the Company's forward sales commitments with third party investors was approximately $2.4 billion and $1.8 billion, respectively, with a fair value loss of approximately $3.1 million and approximately $4.6 million, respectively.

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

Under the Company's existing Cap Agreements, the Company will receive cash payments should one-month LIBOR increase above the contract rates of the caps, which range from 3.00% to 6.02%. The Cap Agreements had an average maturity of 4.87 years as of September 30, 2006 and will expire between August 2007 and June 2014.

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

The following table presents notional amount, carrying amount and realized and unrealized gains and (losses) recorded in OCI for the Company's cash flow hedges at September 30, 2006 and December 31, 2005. The carrying amount of the cash flow derivative instruments is included in hedging instruments in the accompanying balance sheets.

	September 30, 2006 (unaudited)
	Notional Amount	Carrying Amount	Net Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$1,200,000	$(602)	$522
Cap agreements	4,203,632	29,366	(402)
Swap agreements	503,747	8,836	8,701
Total cash flow hedges	$5,907,379	$37,600	$8,821

	December 31, 2005
	Notional Amount	Carrying Amount	Net Gain (Loss)
	(Dollars in thousands)
Eurodollar futures contracts	$4,141,000	$469	$(3,627)
Cap agreements	3,971,027	31,524	6,801
Swap agreements	596,463	11,264	10,999
Total cash flow hedges	$8,708,490	$43,257	$14,173

As of September 30, 2006, the net gain in OCI was approximately $8.8 million. The Company estimates that, over the next twelve months, approximately $2.2 million of this net gain will be reclassified from OCI to net interest income.

NOTE 5 — REMIC SECURITIZATION

In November 2005, MortgageIT completed its first REMIC securitization, whereby a pool of ARM loans totaling approximately $388 million was securitized and sold to the public. The Company retained the mortgage servicing rights and retained approximately $24.3 million in mortgage-backed securities created in the transaction.

The available for sale mortgage-backed securities consist of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The unrealized losses and estimated fair value of the available for sale mortgage-backed securities as of

September 30, 2006 and December 31, 2005, are approximately $632,000 and $21.0 million, and $948,000 and $23.4 million, respectively.

MortgageIT records mortgage servicing rights arising from the sale of loans in the REMIC securitization. The carrying value of mortgage servicing rights and the estimated fair value of the servicing rights as of September 30, 2006 and December 31, 2005, are approximately $2.5 million and $2.9 million, and $2.5 million and $2.6 million, respectively.

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

In connection with the issuance of these mortgage-backed securities, which are also referred to as collateralized debt obligations, the Company incurred costs of $17.7 million through September 30, 2006. These costs are being amortized over the expected life of the securities using the level yield method. These transactions were accounted for as financings of loans and represent permanent financing that is not subject to margin calls. The Company's collateralized debt obligations are issued by trusts and are secured by ARM loans deposited into the trust. For financial reporting and tax purposes, the trusts' ARM loans held as collateral are recorded as assets of the Company and the issued mortgage-backed securities are recorded as collateralized debt obligations.

The mortgage-backed securities were collateralized by ARM loans with a principal balance of $4.6 billion, as of both September 30, 2006 and December 31, 2005. The debt matures between 2033 and 2036 and is callable by the Company at par anytime after the total balance of the loans collateralizing the debt is amortized down to 20%, or 10% for the February 2006 REMIC securitization, of the original unpaid balance. The balance of this debt is reduced as the underlying loan collateral is paid down by borrowers and is expected to have an average life of approximately 2.5 years.

Repurchase Agreements

The Company had $94.7 million and $87.1 million outstanding under repurchase agreements with a weighted average borrowing rate of approximately 5.5% and 3.5% and a weighted average remaining maturity of 25 days and 26 days as of September 30, 2006 and December 31, 2005, respectively.

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

As of September 30, 2006, the Company did not include in its consolidated financial statements the assets, liabilities and operations of the trust subsidiaries pursuant to FASB Interpretation No. 46 (revised December 2003), ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). As of September 30, 2006 and December 31, 2005, the Company recorded its investment in the trust subsidiaries, of approximately $3.8 and $2.3 million, respectively, in prepaids and other assets in the accompanying consolidated balance sheets.

Warehouse Lines Payable

As of September 30, 2006, the Company had eight warehouse credit facilities with major lenders that it used to fund mortgage loans. During October 2006, the Company’s warehouse credit facilities with JPMorgan Chase Bank, National Association, Greenwich Capital Financial Products Inc. and Residential Funding Corporation expired according to their terms.

In May 2006, the Company entered into a warehouse credit facility with Bank of America, N.A., for a noncommitted credit limit of $1.0 billion. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2006, there were no outstanding borrowings on the line. This credit facility expires in May 2007.

In July 2006, the Company entered into a warehouse credit facility with DB Structured Products, Inc., an indirect subsidiary of Deutsche Bank AG, (‘‘DB Structured Products’’) for a committed credit limit of $5.0 billion. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2006, the Company had approximately $3.0 billion outstanding on this facility. This credit facility expires in July 2007. On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products, which is described more fully in Note 13.

The Company maintains a warehouse credit facility with Credit Suisse First Boston Mortgage Capital LLC for an uncommitted credit limit of $750 million. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2006 and December 31, 2005, the Company had outstanding approximately $147.9 million and $384.1 million, respectively, on this facility. This credit facility expires in December 2006.

The Company maintains a warehouse credit facility with Merrill Lynch Bank USA, which has a partially committed credit limit of $1.25 billion. Under the line, outstanding advances are secured by the specific mortgage loans funded, and bear interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2006 and December 31, 2005, the Company had outstanding approximately $107.0 million and $1.1 billion, respectively, on this facility. This credit facility expires in December 2006.

The Company maintains a credit facility (the ‘‘UBS Warehouse Facility’’) with UBS Real Estate Securities, Inc. (‘‘UBS’’), for an uncommitted credit limit of $2.0 billion, which includes a mortgage loan sale conduit facility. The Company has no outstanding borrowing on this line and does not expect to have any additional borrowings on this line, and expects to terminate it in November 2006. The facility provides for temporary increases in the line amount on an as-requested basis. Under the UBS Warehouse Facility, outstanding advances are secured by the specific mortgage loans funded and bear interest at LIBOR plus a spread based on the types of loans being funded. Interest is payable at the time the outstanding principal amount of the advance is due, generally within 30 to 60 days. As of September 30, 2006, there were no outstanding borrowings on the line. As of December 31, 2005, the Company had outstanding approximately $589.0 million on this facility. Under the conduit facility, the Company sells mortgage loans to UBS at a price equal to the committed purchase price from a third party investor, and records the transaction as a sale in accordance with SFAS No. 140. UBS, in turn, sells the loan to a third party investor. The Company facilitates the sale to the third party investor on behalf of UBS and receives a performance fee that varies depending on the time required by UBS to complete the transfer of the loans to the third party investor. The performance fee of $43,000, $2.3 million, $1.6 million and $3.7 million for the three and nine months ended September 30, 2006 and 2005, respectively, is included in brokerage revenue on the statement of operations. As of September 30, 2006, there were no loans on the conduit line. Loans on the conduit line, which totaled approximately $1.1 billion at December 31, 2005, reduced availability under the facility until they were transferred to the third party investor by UBS. The mortgage loans sold to UBS are subject to repurchase under certain limited conditions, primarily if UBS determines that a mortgage loan was not properly underwritten.

The Company maintained a warehouse credit facility with JPMorgan Chase Bank, National Association, which expired in October 2006, for a noncommitted credit limit of $500 million. Under the line, outstanding advances were secured by the specific mortgage loans funded, and bore interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2006, there were no outstanding borrowings on the line. As of December 31, 2005, the Company had outstanding approximately $153.4 million on this facility.

The Company maintained a warehouse credit facility with Greenwich Capital Financial Products Inc., which expired in October 2006, for an uncommitted credit limit of $750 million. Under the line, outstanding advances were secured by the specific mortgage loans funded, and bore interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2006, there were no outstanding borrowings on the line. As of December 31, 2005, the Company had outstanding approximately $485.6 million on this facility.

The Company maintained a credit facility with Residential Funding Corporation, which expired in October 2006, for a committed credit limit of $54 million, collateralized by the specific mortgage loans funded, and bore interest at LIBOR plus a spread based on the types of loans being funded. As of September 30, 2006 and December 31, 2005, the Company had outstanding approximately $21.3 million and $510.1 million, respectively, on this facility.

The weighted average effective rate of interest for borrowings under all warehouse lines of credit was approximately 5.9% and 4.3% for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

Substantially all mortgage loans held for sale have been pledged as collateral under the warehouse credit facilities described above. In addition, the facilities contain various financial covenants and restrictions, including a requirement that the Company maintain specified leverage ratios and net worth amounts. The Company was not in compliance with a covenant contained in one of its warehouse credit facilities as of July 31, 2006 and August 31, 2006, for which waivers have been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur.

Maturities of borrowings are as follows at September 30, 2006 (Dollars in thousands):

	Payments due by Period
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,442,590	$953,440	$1,854,135	$1,555,977	$79,038
Warehouse lines payable	3,318,868	3,318,868	—	—	—
Repurchase agreements	94,692	94,692	—	—	—
Junior subordinated debentures	128,871	—	—	—	128,871

(1)	Payments on the Company's collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. The Company's estimate of its repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for estimated pre-payments. This estimate will differ from actual pre-payment amounts.

NOTE 7 — NOTES PAYABLE

MortgageIT issued senior secured notes maturing in 2007, with an aggregate principal amount of $15 million, in March 2004. The notes are secured by a first priority security interest in all of MortgageIT's assets, with the exception of its mortgage loans held for sale and ARM loans held for securitization. The note purchase agreement governing the notes contains various restrictions and covenants. As of September 30, 2006, MortgageIT was in compliance with all of the restrictions and covenants contained in the related note purchase agreement. If covenant violations occur in the future, there can be no assurance that the investor will waive them.

In November 2004, MortgageIT entered into an amendment of the note purchase agreement, which reduced the interest rate on the outstanding principal balance thereunder from 10% per annum to 7.5% per annum for the period beginning October 1, 2004 and ending March 31, 2005. In addition, the amendment prohibited MortgageIT from prepaying the notes prior to April 14, 2005. In August 2005, MortgageIT entered into an amendment and restatement of the note purchase agreement, which reduced the interest rate on the outstanding principal balance thereunder from 10% per annum to 5.5% for the period as of August 23, 2005 and ending at maturity. In addition, this amendment required MortgageIT to pay a premium on any optional prepayment of the notes on or prior to July 31, 2006.

In February 2006, MortgageIT sold an additional aggregate principal amount of $15 million of senior secured notes to the investor, and amended the interest rate to 6.5% for all notes outstanding as of February 21, 2006 and ending at maturity. In August 2006, MortgageIT repaid an aggregate principal amount of $15 million of senior secured notes to the investor. In September 2006, the investor notified MortgageIT that it intends to exercise its purchaser put right for all amounts owed under the note purchase agreement on December 19, 2006.

NOTE 8 — STOCKHOLDERS EQUITY

Stock Repurchase Plan

In October 2005, the Company announced that its board of directors authorized a program to repurchase up to $30 million of the Company's outstanding common stock. The repurchase program allows for shares to be purchased from time to time at management's discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. Through December 31, 2005, the Company repurchased 90,400 shares of common stock at an average price of $13.03 per share. There were no repurchases during the nine months ended September 30, 2006.

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

Both the 2004 Plan and the Amended Plan provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. During the nine months ended September 30, 2006, options to purchase 47,648 shares of common stock, at an average exercise price of $12.05 per share, and 34,321 shares of restricted stock were forfeited, and the Company granted 317,345 shares of restricted stock. The stock options and restricted stock will vest over a three-year period. There have been no stock option grants made under the Amended Plan.

During the nine months ended September 30, 2006, 181,938 shares of restricted stock vested.

There were approximately 859,000 shares available for future grant at September 30, 2006, under both the 2004 Plan and the Amended Plan.

NOTE 9 — EARNINGS PER SHARE

Basic and diluted income per share are calculated in accordance with SFAS No. 128, ‘‘Earnings Per Share.’’ The basic and diluted income per common share for all periods presented were computed based on the weighted-average number of common shares outstanding, as follows (Dollars and shares in thousands, except per share data) (Unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$1,441	$8,665	$2,557	$32,813
Basic earnings per share:
Weighted average common stock outstanding for basic earnings per share	28,491	28,077	28,409	22,381
Basic earnings per share	$0.05	$0.31	$0.09	$1.47
Diluted earnings per share:
Net income for diluted earnings per share	$1,441	$8,665	$2,557	$32,813
Common stock outstanding for basic earnings per share computation	28,491	28,077	28,409	22,381
Assumed conversion of dilutive:
Stock options and unvested restricted stock	314	350	217	407
Weighted average common stock outstanding for diluted earnings per share	28,805	28,427	28,626	22,788
Diluted earnings per share	$0.05	$0.30	$0.09	$1.44

NOTE 10 — STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (Dollars in thousands)

	(Unaudited) Nine months ended September 30,
	2006	2005
Cash paid during the year for:
Interest	$348,595	$148,441
Income taxes	5,525	14,561

NOTE 11 — SEGMENT REPORTING

The Company operates its business in two primary segments, mortgage investment operations conducted in the REIT and mortgage banking operations conducted in the TRS. Mortgage investment operations are driven by the balance of Portfolio ARM Loans and the net interest income generated on those balances. Mortgage banking operations includes loan origination, underwriting, funding, secondary marketing and loan brokerage, title and insurance activities. Following is a summary of the Company's segment operating results for the three and nine months ended September 30, 2006 and 2005 (Dollars in thousands).

Three months ended September 30, 2006 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$71,083	$36	$71,119
Brokerage revenues	—	4,301	—	4,301
Interest income	67,507	59,250	(12,416)	114,341
Interest expense	(60,378)	(68,715)	13,563	(115,530)
Net interest income (expense)	7,129	(9,465)	1,147	(1,189)
Realized and unrealized loss on hedging instruments	(1,727)	—	—	(1,727)
Other	20	777	—	797
Total revenues	5,422	66,696	1,183	73,301
Operating expenses	2,718	69,853	20	72,591
Income (loss) before income tax	2,704	(3,157)	1,163	710
Income tax (benefit) expense	—	(731)	—	(731)
Net income (loss)	$2,704	$(2,426)	$1,163	1,441
Segment assets	$4,870,649	$4,419,832	$(820,604)	$8,469,877

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income (loss) before eliminations	$2,704	$(2,426)	$278
Eliminations	1,052	111	1,163
Net income (loss)	$3,756	$(2,315)	$1,441

Three months ended September 30, 2005 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$69,211	$(7,599)	$61,612
Brokerage revenues	—	7,506	—	7,506
Interest income	50,640	37,785	1,959	90,384
Interest expense	(42,443)	(33,522)	224	(75,741)
Net interest income	8,197	4,263	2,183	14,643
Other	—	209	—	209
Total revenues	8,197	81,189	(5,416)	83,970
Operating expenses	3,566	65,270	(372)	68,464
Income before income tax	4,631	15,919	(5,044)	15,506
Income taxes	—	6,841	—	6,841
Net income	$4,631	$9,078	$(5,044)	$8,665
December 31, 2005
Segment assets	$4,926,820	$3,584,137	$(129,066)	$8,381,891

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income before eliminations	$4,631	$9,078	$13,709
Eliminations	2,183	(7,227)	(5,044)
Net income	$6,814	$1,851	$8,665

Nine months ended September 30, 2006 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$185,618	$126	$185,744
Brokerage revenues	—	16,549	—	16,549
Interest income	202,011	172,198	(29,325)	344,884
Interest expense	(178,425)	(192,532)	34,104	(336,853)
Net interest income (expense)	23,586	(20,334)	4,779	8,031
Realized and unrealized gain on hedging instruments	1,706	—	—	1,706
Other	(75)	1,729	—	1,654
Total revenues	25,217	183,562	4,905	213,684
Operating expenses	5,516	221,331	269	227,116
Income (loss) before income tax	19,701	(37,769)	4,636	(13,432)
Income tax (benefit) expense	—	(15,989)	—	(15,989)
Net income (loss)	$19,701	$(21,780)	$4,636	$2,557
Segment assets	$4,870,649	$4,419,832	$(820,604)	$8,469,877

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income (loss) before eliminations	$19,701	$(21,780)	$(2,079)
Eliminations	4,338	298	4,636
Net income (loss)	$24,039	$(21,482)	$2,557

Nine months ended September 30, 2005 (unaudited)

	Mortgage Investment Operations	Mortgage Banking Operations	Eliminations	Total
Gain on sale of mortgage loans	$—	$161,614	$(20,910)	$140,704
Brokerage revenues	—	20,179	—	20,179
Interest income	124,341	83,458	4,237	212,036
Interest expense	(96,687)	(59,925)	130	(156,482)
Net interest income	27,654	23,533	4,367	55,554
Realized and unrealized gain on hedging instruments	8,128	—	1,614	9,742
Other	—	715	—	715
Total revenues	35,782	206,041	(14,929)	226,894
Operating expenses	10,308	169,741	(1,575)	178,474
Income before income tax	25,474	36,300	(13,354)	48,420
Income taxes	2	15,605	—	15,607
Net income	$25,472	$20,695	$(13,354)	$32,813
December 31, 2005
Segment assets	$4,926,820	$3,584,137	$(129,066)	$8,381,891

Allocation of eliminations:

	Mortgage Investment Operations	Mortgage Banking Operations	Total
Net income before eliminations	$25,472	$20,695	$46,167
Eliminations	5,981	(19,335)	(13,354)
Net income	$31,453	$1,360	$32,813

NOTE 12 — COMMITMENTS AND CONTINGENCIES

On July 13, 2006, as amended on September 15, 2006, Mr. Jerry Pressner, a purported stockholder of the Company, filed a complaint styled Pressner v. MortgageIT Holdings, Inc., et al., (Index No. 602472/06) in the Supreme Court of the State of New York in New York County against the Company and seven of its eight directors. The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize stockholder value with regard to the proposed acquisition by DB Structured Products. Among other things, the complaint sought class action status, a court order enjoining the Company and its directors from proceeding with or consummating the merger, and the payment of attorneys' fees and expenses.

On September 25, 2006, the Company entered into a Memorandum of Understanding with the plaintiff in the above referenced action that led to the execution of a Stipulation and Agreement of Compromise, Settlement and Release on October 6, 2006 (the ‘‘Stipulation’’). Pursuant to the Stipulation, the Company agreed to include certain additional disclosures in its proxy statement relating to the special stockholders’ meeting to vote on the proposed acquisition by DB Structured

Products from that which were included in its preliminary proxy statement that was filed on August 11, 2006. On October 18, 2006, the Court entered an Order Regarding Preliminary Approval of Class Action and Notice to Class, which, among other things, approved the Notice of Pendency of Class Action and Hearing Thereon, and contained additional information regarding the litigation, the settlement of the litigation according to the terms of the Stipulation (the ‘‘Settlement’’), and procedures for objecting to the Settlement, among other things.

The parties have agreed to seek final Court approval of the Settlement, which will provide for certification of a non-opt-out class of the Company’s stockholders, for entry of a judgment dismissing the purported class action with prejudice and a complete release and settlement of all claims that were made or could have been made in the litigation. The parties entered into the Stipulation to eliminate the burden, risk and expense of further litigation. The Stipulation is not an admission by the Company or its directors of any breach of duty, liability or wrongdoing. Subject to the occurrence of certain events, including the consummation of the merger and final Court approval of the Settlement, the entity surviving the merger has agreed to pay plaintiff's counsel attorney's fees in an amount not to exceed $250,000 and documented expenses in an amount not to exceed $25,000.

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. The case was subsequently removed to the U.S. District Court for the Northern District of Texas, Dallas Division. MortgageIT moved to dismiss EMC’s third amended complaint, which motion was denied, except with respect to EMC’s claim for attorneys’ fees. MortgageIT is in the process of evaluating the claims and its counterclaims and preparing an answer. MortgageIT intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

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

NOTE 13 — PENDING ACQUISITION BY DEUTSCHE BANK

On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products, for $14.75 in cash per share of Company common stock, or approximately $429 million in the aggregate. The transaction is expected to close during the first quarter of 2007, pending regulatory approvals, approval by the Company’s stockholders and the satisfaction of other customary closing conditions.

On or about October 20, 2006, the Company’s definitive merger proxy statement was mailed to stockholders of record as of October 13, 2006 in connection with the Company’s special meeting of stockholders scheduled for November 30, 2006.

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

Our business strategy has been to self-originate prime ARM loans that are used to collateralize debt obligations, and generate earnings by holding these loans or investment securities in our portfolio and receiving the spread between the yield on our assets and the cost of borrowings. However, the Company neither transferred any loans to the portfolio nor completed any loan securitizations during the third quarter ended September 30, 2006. Rather, the Company’s strategy during the third quarter of 2006, and the strategy the Company expects to employ going forward, is to sell to third party investors all (and not just certain of) the loans it originates. While the Company will continue to generate earnings by holding the loans and investment securities currently in our portfolio and receiving the spread between the yield on our assets and the cost of borrowing, the Company will generate an increase in earnings from the mortgage loans it sells to third party investors.

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

On August 4, 2004, we closed our initial public offering and sold 14.6 million shares of common stock at a price to the public of $12.00 per share, for net proceeds of approximately $163.4 million, after deducting the underwriters' discount and other offering-related expenses. Since the completion of our initial public offering, the primary focus of our business has been to build a leveraged portfolio of single-family residential mortgage loans comprised largely of traditional ARM and hybrid ARM loans, the majority of which have an initial fixed-rate period followed by an adjustable-rate period. Our portfolio of mortgage loans consists exclusively of loans originated by the TRS. As of September 30, 2006, we had transferred to our investment portfolio approximately $6.3 billion of residential traditional ARM and hybrid ARM loans originated by MortgageIT, as well as $24.3 million of investment securities collateralized by self-originated ARM loans.

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

In October 2005, the Company announced a program to repurchase up to $30 million of its outstanding common stock, depending upon management’s discretion based upon ongoing assessments of the capital needs of the Company and the market valuation of its stock. During the fourth quarter of 2005, the Company repurchased approximately $1.2 million of its stock. There were no repurchases during the nine months ended September 30, 2006.

Also, in October 2005, Holdings established a captive mortgage reinsurance company, which generates earnings from mortgage insurance premiums paid on a portion of the loans originated by MortgageIT. Approximately 6.3% of the loans originated by MortgageIT during the first nine months of 2006 required mortgage insurance.

In December 2005, the TRS declared a $10 million dividend to Holdings, substantially all of which was included in the 2005 dividend payments paid to shareholders of the Company.

During the fourth quarter of 2005, gain on sale margins for sub-prime loans narrowed significantly industry-wide. In response to these adverse industry conditions, the Company reduced its presence in the sub-prime origination market by decreasing the number of its sub-prime branches and implementing related work force reductions. In the first quarter of 2006, the Company exited the national wholesale sub-prime market. Funded sub-prime volume during the first nine months of 2006 was reduced to $246 million, or 1% of MortgageIT’s total originations during the period. As of September 30, 2006, all but $21.6 million of sub-prime inventory had been allocated to trades. The Company continues to originate sub-prime loans through a division of its traditional prime retail origination channel. However, the Company's sub-prime loan volume is not a material component of its total originations. All of the sub-prime loan production is sold to third party investors and we do not hold sub-prime loans in our investment portfolio.

In October 2006, the Company notified the approximately ninety employees in its correspondent lending division that the Company will be ceasing its correspondent lending operations. Although more than one-half of the positions will be eliminated within the Company’s correspondent lending division, many employees are expected to transition over to the DB Structured Products correspondent lending group at the time the proposed acquisition of the Company by DB Structured Products is completed. Pending the completion of the proposed acquisition, the Company has assigned to DB Structured Products’ correspondent lending group approximately thirty employees who previously worked in the Company’s correspondent lending division.

On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products for $14.75 in cash per share of Company common stock, or approximately $429 million in the aggregate. The transaction is expected to close during the first quarter of 2007, pending regulatory approvals, approval by the Company’s stockholders and the satisfaction of other customary closing conditions.

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

The Company neither transferred any loans to the portfolio nor completed any loan securitizations during the third quarter ended September 30, 2006. Rather, the Company’s strategy during the third quarter of 2006, and the strategy the Company expects to employ going forward, is to sell all (and not just certain of) the loans it originates to third party investors.

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

Business Strategy

All of the loans originated at the TRS are transferred to our investment loan portfolio, sold or brokered to third party investors, or used in REMIC transactions to collateralize MBS that are sold to third party investors as well as to the REIT. However, the Company neither transferred any loans to the portfolio nor completed any loan securitizations or REMIC transactions during the third quarter ended September 30, 2006. Rather, the Company's strategy during the third quarter of 2006, and the strategy the Company expects to employ going forward, is to sell to third party investors all (and not just certain of) the loans it originates. Our mortgage banking operations consist primarily of the following activities:

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

Loan Products

MortgageIT originates both mortgage loans to finance home purchases, referred to as purchase mortgage loans, and loans to refinance existing mortgage loans. For the nine months ended September 30, 2006, MortgageIT's purchase loan originations represented approximately 45% of its total residential mortgage loan originations measured by principal balance.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of total revenues for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Gain on sale of mortgage loans	97.0%	73.4%	86.9%	62.0%
Brokerage revenues	5.9%	8.9%	7.7%	8.9%
Net interest income	(1.6)%	17.4%	3.8%	24.5%
Realized and unrealized gain on hedging instruments	(2.4)%	—%	0.8%	4.3%
Other	1.1%	0.3%	0.8%	0.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee benefits	52.9%	46.4%	52.1%	43.6%
Processing expenses	22.5%	19.1%	29.6%	17.7%
General and administrative expenses	9.7%	7.3%	10.7%	8.4%
Rent	3.7%	3.2%	4.7%	3.2%
Marketing, loan acquisition and business development	1.8%	1.4%	1.8%	1.4%
Professional fees	6.1%	2.9%	5.1%	3.2%
Depreciation and amortization	2.3%	1.2%	2.3%	1.2%
Total operating expenses	99.0%	81.5%	106.3%	78.7%
Income (loss) before income taxes	1.0%	18.5%	(6.3)%	21.3%
Income taxes	(1.0)%	8.1%	(7.5)%	6.9%
Net income	2.0%	10.4%	1.2%	14.4%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net (loss) income

On a consolidated basis, our net income decreased from approximately $8.7 million in the third quarter of 2005 to approximately $1.4 million in the third quarter of 2006. The decrease is primarily attributable to lower net interest income from mortgage banking and the investment portfolio. Total revenues decreased approximately 13% from $84.0 million in the third quarter of 2005 to approximately $73.3 million in the third quarter ended of 2006. Gain on sale of mortgage loans increased by approximately 15% to $71.1 million in the third quarter of 2006 compared to approximately $61.6 million in the third quarter of 2005, while net interest income decreased by approximately 108% from $14.6 million to a loss of $1.2 million. The realized and unrealized loss on hedging instruments used in our investment portfolio hedging program increased from zero in the third quarter of 2005 to approximately $1.7 million in the third quarter of 2006. Brokerage revenue decreased by approximately 43% to $4.3 million in the third quarter of 2006 compared to approximately $7.5 million in the third quarter of 2005. Total expenses increased by approximately 6% from approximately $68.5 million in the third quarter of 2005 to approximately $72.6 million in the third quarter of 2006, despite a 19% decrease in funded loans from approximately $9.2 billion in the third quarter of 2005 to approximately $7.5 billion in the third quarter of 2006. The increase in total expenses for the third quarter of 2006, compared to the third quarter of 2005, is primarily the result of expenses associated with the proposed acquisition of the Company by DB Structured Products. In addition, income tax expense decreased approximately $7.5 million from income tax expense of $6.8 million in the third quarter of 2005 to a $731,000 income tax benefit in the third quarter of 2006. This benefit resulted primarily from a decrease in income before income taxes of the TRS of approximately $19.1 million from income before income taxes of approximately $15.9 million in the third quarter of 2005 to a loss before income taxes of approximately $3.2 million in the third quarter of 2006.

The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended September 30,
	2006			2005
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$4,827,468	5.47%	$65,986	$4,197,398	4.97%	$52,595
Mortgage loans held for sale	3,601,327	5.34	48,106	3,003,055	4.98	37,699
Cash and cash equivalents	46,029	2.16	249	77,345	0.46	90
	8,474,824	5.40	114,341	7,277,798	4.93	90,384
Interest-bearing liabilities:
Collateralized debt obligations	4,599,786	5.13	59,006	3,648,052	4.14	38,056
Warehouse lines payable	3,505,731	5.76	51,574	3,275,739	4.24	35,025
Other debt	248,939	7.78	4,950	177,870	5.93	2,660
	8,354,456	5.41	115,530	7,101,661	4.23	75,741
Net interest-earning assets and spread	$120,368	(0.01)%	$(1,189)	$176,137	.70%	$14,643
Net interest margin(1)		(0.06%)			.80%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Mortgage Investment Operations

Revenues

Net interest income.    Net interest income decreased approximately 13% to $7.1 million for the three months ended September 30, 2006 from approximately $8.2 million for the comparable period ended September 30, 2005. The decrease was due to a lower net interest margin, driven by the flattening yield curve, partly offset by higher average interest-earning assets of approximately $4.9 billion for the three months ended September 30, 2006 compared with average interest-earning assets of approximately $4.3 billion for the comparable period ended September 30, 2005. Net interest margin for our mortgage investment operations declined to .58% for the three months ended September 30, 2006 from .76% for the comparable period ended September 30, 2005 due to continued flattening of the yield curve as average one-month LIBOR rose to 5.35% in the third quarter of 2006 from 3.60% in the third quarter of 2005.

The following table presents the average balance for each category of REIT interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended September 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$4,824,894	5.42%	$65,391	$4,197,398	4.76%	$50,328
Cash and cash equivalents and other assets	94,224	8.98	2,116	97,889	1.27	312
	4,919,118	5.49	67,507	4,295,287	4.68	50,640
Interest-bearing liabilities:
Collateralized debt obligations	4,599,786	5.12	58,924	3,648,052	4.12	37,908
Warehouse lines payable	—	—	—	346,580	4.25	3,711
Repurchase agreements	97,568	5.83	1,454	85,546	3.82	824
	4,697,354	5.03	60,378	4,080,178	4.13	42,443
Net interest-earning assets and spread	$221,764	0.46%	$7,129	$215,109	.55%	$8,197
Net interest margin(1)		0.58%			.76%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses decreased approximately 34% to $463,000 for the three months ended September 30, 2006 from $699,000 for the comparable period ended September 30, 2005. The decrease was primarily due to a decrease in the number of employees dedicated to the investment operations as the business continues to achieve economies of scale.

Processing expenses.    Mortgage loan processing expenses decreased approximately 41% to $825,000 for the three months ended September 30, 2006 from approximately $1.4 million for the comparable period ended September 30, 2005. The decrease was primarily due to a lower provision for loan losses.

General and administrative expenses.    General and administrative expenses decreased approximately 64% to $364,000 for the three months ended September 30, 2006 from approximately $1.0 million for the comparable period ended September 30, 2005. This decrease was primarily due to lower insurance and other administrative expenses.

Professional fees.    Professional fees increased approximately 128% to $1.1 million for the three months ended September 30, 2006 from $468,000 for the comparable period ended September 30, 2005. This increase was primarily due to higher legal and other professional expenses, including expenses associated with the proposed acquisition of the Company by DB Structured Products.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased by approximately 3% to $71.1 million for the three months ended September 30, 2006 from $69.2 million for the three months ended September 30, 2005. Mortgage whole loan sales to third parties increased by approximately 7% to $7.1 billion for the three months ended September 30, 2006 from $6.6 billion for the three months ended September 30, 2005. Gain on sale of sub-prime loans decreased to a loss of approximately $632,000 for the three months ended September 30, 2006 from a gain of approximately $15.6 million for the three months ended September 30, 2005.

Brokerage revenue.    Brokerage revenue decreased by approximately 43% to $4.3 million for the three months ended September 30, 2006 from approximately $7.5 million for the three months ended September 30, 2005 due to a 28% decline in brokered loan volume.

Net interest income.    Net interest income decreased by approximately $13.5 million to a loss of $9.5 million for the three months ended September 30, 2006 from income of $4.3 million for the three months ended September 30, 2005. The decrease is primarily attributable to higher borrowing costs on warehouse lines payable in the third quarter of 2006 resulting from an increase in average one-month LIBOR to 5.35% from 3.60% in the third quarter of 2005, and a higher percentage of funded POAs carrying low teaser rates. In addition, the results of a state regulatory examination led to a reduction in net interest income of approximately $1.5 million in the third quarter of 2006.

The following table presents the average balance for each category of mortgage banking interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the three months ended September 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$3,601,328	5.34%	$48,106	$3,003,055	4.98%	$37,699
Portfolio Assets	715,985	6.10	10,910	—	—	—
Cash and cash equivalents	42,485	2.21	234	9,462	3.60	86
	4,359,798	5.44	59,250	3,012,517	4.98	37,785
Interest-bearing liabilities:
Warehouse lines payable	3,505,731	5.76	51,573	2,929,159	4.24	31,314
Junior subordinated debentures and other debt	963,467	6.96	17,142	122,829	7.13	2,208
	4,469,198	6.02	68,715	3,051,988	4.36	33,522
Net interest-earning assets and spread	$(109,400)	(0.58)%	$(9,465)	$(39,471)	.62%	$4,263
Net interest margin(1)		(0.87)%			0.56%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses remained approximately constant at $38.3 million for the three months ended September 30, 2006 and 2005, respectively.

Processing expenses.    Mortgage loan processing expenses increased approximately 6% to $15.8 million for the three months ended September 30, 2006 from approximately $15.0 million for the three months ended September 30, 2005. This increase results from higher tax service expense, bad debt expense, partially offset by lower other processing expenses due to lower funded volume.

General and administrative expenses.    General and administrative expenses increased by approximately 29% to $6.6 million for the three months ended September 30, 2006 from approximately $5.1 million for the three months ended September 30, 2005. This increase was primarily due to higher administrative expenses resulting from continuing branch expansions.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 10% to $1.3 million for the three months ended September 30, 2006 from approximately $1.2 million for the three months ended September 30, 2005. The increase was primarily due to higher business development expenses associated with the expansion of branches in new geographic areas.

Rent expense.    Rent expense remained approximately constant at $2.7 million for the three months ended September 30, 2006 and 2005, respectively.

Professional fees.    Professional fees increased approximately 74% to $3.4 million for the three months ended September 30, 2006 from approximately $1.9 million for the three months ended September 30, 2005. This increase was primarily due to higher litigation defense costs, increased regulatory examination and compliance costs, and expenses associated with the proposed acquisition of the Company by DB Structured Products.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased approximately 73% to $1.7 million for the three months ended September 30, 2006 from approximately $1.0 million for the three months ended September 30, 2005. The increase was primarily due to leasehold improvements for branch expansions as well as investments in computer system software.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations. Income tax expense decreased approximately $7.5 million to an income tax benefit of $731,000 for the three months ended September 30, 2006 from income tax expense of approximately $6.8 million for the three months ended September 30, 2005. This benefit resulted primarily from a decrease in income before income taxes of approximately $19.1 million from income before income taxes of approximately $15.9 million in the third quarter of 2005 to a loss before income taxes of approximately $3.2 million in the third quarter of 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net (loss) income

On a consolidated basis, net income decreased from approximately $32.8 million for the nine months ended September 30, 2005 to approximately $2.6 million for the nine months ended September 30, 2006. The decrease is primarily attributable to losses incurred in the wind-down of our national wholesale sub-prime operations during 2006, lower net interest income in mortgage banking and in the investment portfolio, and lower realized and unrealized gains on hedging instruments used in our investment portfolio hedging program. Total revenues decreased by approximately 6% to $213.7 million for the nine months ended September 30, 2006, from approximately $226.9 million for the comparable period in 2005. Gain on sale of mortgage loans increased by approximately 32% to $185.7 million in the first nine months of 2006 compared to approximately $140.7 million in the comparable period in 2005, while net interest income decreased by approximately 86% from $55.6 million to approximately $8.0 million. In addition, the realized and unrealized gain on hedging instruments used in our investment portfolio hedging program decreased by approximately 83% from $9.7 million in the first nine months of 2005 to $1.7 million in the first nine months of 2006. Brokerage revenue decreased by approximately 18% to $16.5 million for the nine months ended September 30, 2006, from approximately $20.2 million for the comparable period in 2005. Total expenses increased approximately 27% to $227.1 million for the nine months ended September 30, 2006 from approximately $178.5 million for the nine months ended September 30, 2005 primarily driven by higher sub-prime loan repurchase expenses, expenses associated with the proposed acquisition of the Company by DB Structured Products, and a 11% increase in funded loans from approximately $20.0 billion for the nine months ended September 30, 2005 to approximately $22.3 billion for the nine months ended September 30, 2006. In addition, income tax expense decreased period-over-period by approximately $31.6 million from income tax expense of $15.6 million for the nine months ended September 30, 2005 to a $16.0 million income tax benefit for the nine months ended September 30, 2006. This benefit resulted primarily from a decrease in income before income taxes of the TRS of approximately $74.1 million from income before income taxes of approximately $36.3 for the nine months ended September 30, 2005 to a loss before income taxes of approximately $37.8 million for the nine months ended September 30, 2006.

The following table presents the average balance for each category of our interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the nine months ended September 30,
	2006			2005
	Average Balance	Effective Rate/Yield	Interest Income and Expense	Average Balance	Effective Rate/Yield	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$4,960,286	5.36%	$199,467	$3,459,746	4.97%	$128,498
Mortgage loans held for sale	3,420,311	5.63	144,421	2,007,816	5.53	83,006
Cash and cash equivalents	46,271	2.87	996	64,229	1.11	532
	8,426,868	5.46	344,884	5,531,791	5.13	212,036
Interest-bearing liabilities:
Collateralized debt obligations	4,719,113	4.93	174,530	2,806,551	3.89	81,588
Warehouse lines payable	3,336,401	5.90	149,268	2,426,919	3.82	69,269
Other debt	236,165	7.29	13,055	147,126	5.11	5,625
	8,291,679	5.36	336,853	5,380,596	3.89	156,482
Net interest-earning assets and spread	$135,189	0.10%	$8,031	$151,195	1.24%	$55,554
Net interest margin(1)		0.13%			1.34%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Mortgage Investment Operations

Revenues

Net interest income.    Net interest income for our mortgage investment operations decreased approximately 15% to $23.6 million for the nine months ended September 30, 2006 from approximately $27.7 million for the comparable period ended September 30, 2005. The decrease was due to a lower net interest margin, driven by the flattening yield curve, partially offset by higher average interest-earning assets of $5.1 billion for the nine months ended September 30, 2006 compared with average interest-earning assets of $3.5 billion for the comparable period ended September 30, 2005. Net interest margin for our mortgage investment operations declined to .62% for the nine months ended September 30, 2006 from 1.05% for the comparable period ended

September 30, 2005 due to continued flattening of the yield curve as average one-month LIBOR rose to 5.02% in the first nine months of 2006 from 3.12% in the first nine months of 2005.

The following table presents the average balance for each category of REIT interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense for the same period:

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the nine months ended September 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Portfolio Assets	$4,957,895	5.27%	$195,922	$3,459,746	4.79%	$123,953
Cash and cash equivalents and other assets	97,352	8.34	6,089	50,672	1.02	388
	5,055,247	5.33	202,011	3,510,418	4.74	124,341
Interest-bearing liabilities:
Collateralized debt obligations	4,719,113	4.93	174,321	2,806,551	3.89	81,347
Warehouse lines payable	2,275	4.74	82	467,417	3.78	13,210
Repurchase agreements	96,701	5.49	4,022	88,600	3.22	2,130
	4,818,089	4.88	178,425	3,362,568	3.84	96,687
Net interest-earning assets and spread	$237,158	0.45%	$23,586	$147,850	.90%	$27,654
Net interest margin(1)		0.62%			1.05%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses decreased approximately 52% to $1.1 million for the nine months ended September 30, 2006 from approximately $2.3 million for the comparable period ended September 30, 2005. The decrease was primarily due to a decrease in the number of employees dedicated to the investment operations as the business continues to achieve economies of scale.

Processing expenses.    Mortgage loan processing expenses decreased approximately 41% to $2.2 million for the nine months ended September 30, 2006 from approximately $3.7 million for the comparable period ended September 30, 2005. The decrease was primarily due to a lower provision for loan losses.

General and administrative expenses.    General and administrative expenses decreased approximately 70% to $825,000 for the nine months ended September 30, 2006 from approximately $2.8 million for the comparable period ended September 30, 2005. This decrease was primarily due to lower insurance and other administrative expenses.

Professional fees.    Professional fees decreased approximately 10% to $1.4 million for the nine months ended September 30, 2006 from approximately $1.6 million for the comparable period ended September 30, 2005. This decrease was primarily due to lower legal and other professional expenses, offset by expenses associated with the proposed acquisition of the Company by DB Structured Products.

Mortgage Banking Operations

Revenues

Gain on sale of mortgage loans.    Gain on sale of mortgage loans increased approximately 15% to $185.6 million for the nine months ended September 30, 2006 from approximately $161.6 million for the nine months ended September 30, 2005. Mortgage whole loan sales to third parties increased by approximately 48% to $20.1 billion for the nine months ended September 30, 2006 from approximately $13.5 billion for the nine months ended September 30, 2005. Gain on sale of sub-prime loans decreased to a loss of approximately $10.8 million for the nine months ended September 30, 2006 from a gain of approximately $35.4 million for the nine months ended September 30, 2005.

Brokerage revenue.    Brokerage revenue decreased by approximately 18% to $16.5 million for the nine months ended September 30, 2006, from approximately $20.2 million for the comparable period in 2005, due to an 18% decline in brokered loan volume from the comparable period.

Net interest income.    Net interest income decreased by approximately $43.8 million to a loss of $20.3 million for the nine months ended September 30, 2006 from income of $23.5 million for the nine months ended September 30, 2005. The decrease is attributable to higher borrowing costs on warehouse lines payable in the first nine months of 2006 resulting from an increase in average one-month LIBOR to 5.02% from 3.12% in the first nine months of 2005, as well as a higher percentage of funded POAs carrying low teaser rates. In addition, the results of a state regulatory examination led to a reduction in net interest income of approximately $1.5 million in the third quarter of 2006.

The following table presents the average balance for each category of mortgage banking interest-earning assets and interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense.

Average Balance, Rate and Interest Income/Expense Table
(Dollars in thousands)

	For the nine months ended September 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
Mortgage loans held for sale	$3,420,311	5.63%	$144,420	$2,007,816	5.53%	$83,006
Portfolio Assets	615,811	5.82	26,893	—	—	—
Cash and cash equivalents	40,401	2.92	885	23,587	2.56	452
	4,076,523	5.63	172,198	2,031,403	5.49	83,458
Interest-bearing liabilities:
Warehouse lines payable	3,334,126	5.90	149,185	1,959,502	3.83	56,059
Junior subordinated debentures and other debt	848,697	6.74	43,347	68,806	7.51	3,866
	4,182,823	6.07	192,532	2,028,308	3.95	59,925
Net interest-earning assets and spread	$(106,300)	(0.44)%	$(20,334)	$3,095	1.54%	$23,533
Net interest margin(1)		(0.67)%			1.55%

(1)	Net interest margin is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

Expenses

Compensation and employee benefits.    Compensation and employee benefits expenses increased approximately 14% to $110.3 million for the nine months ended September 30, 2006 from approximately $96.7 million for the nine months ended September 30, 2005. The increase was primarily due to higher average non-production staffing and an 11% increase in funded loans to approximately $22.3 billion in the first nine months of 2006 from approximately $20.0 billion in the first nine months ended September 30, 2005.

Processing expenses.    Mortgage loan processing expenses increased approximately 62% to $61.5 million for the nine months ended September 30, 2006 from approximately $38.0 million for the nine months ended September 30, 2005. The increase was primarily due to higher sub-prime loan repurchase expenses in the first nine months of 2006 relative to the first nine months of 2005.

General and administrative expenses.    General and administrative expenses increased by approximately 31% to $21.4 million for the nine months ended September 30, 2006 from approximately $16.3 million for the nine months ended September 30, 2005. This increase was primarily due to branch expansions, as well as 11% higher origination volumes.

Marketing, loan acquisition and business development expenses.    Marketing, loan acquisition and business development expenses increased approximately 24% to $3.9 million for the nine months ended September 30, 2006 from approximately $3.1 million for the nine months ended September 30, 2005. The increase was primarily due to higher business development expenses associated with the expansion of branches in new geographic areas and higher period-over-period originations.

Rent expense.    Rent expense increased approximately 37% to $9.9 million for the nine months ended September 30, 2006 from approximately $7.3 million for the nine months ended September 30, 2005. This increase was primarily due to expansion of existing branches, as well as fees associated with the termination of leases within our wholesale sub-prime and prime retail divisions during the first nine months of 2006.

Professional fees.    Professional fees increased approximately 67% to $9.5 million for the nine months ended September 30, 2006 from approximately $5.7 million for the nine months ended September 30, 2005. This increase was primarily due to higher litigation defense costs, increased regulatory examination and compliance costs, as well as higher technology consulting expenses, and expenses associated with the proposed acquisition of the Company by DB Structured Products.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased approximately 87% to $4.9 million for the nine months ended September 30, 2006 from approximately $2.6 million for the nine months ended September 30, 2005. The increase was primarily due to leasehold improvements for branch expansions as well as investments in computer system software.

Income tax expense.    MortgageIT made the election to be treated as a taxable REIT subsidiary and, therefore, is subject to federal and state corporate income taxes. Accordingly, the Company records a tax provision on the taxable income of the TRS, which includes intercompany income that is eliminated in our consolidated statements of operations. Income tax expense decreased period-over-period by approximately $31.6 million from income tax expense of $15.6 million for the nine months ended September 30, 2005 to approximately $16.0 million of income tax benefit for the nine months ended September 30, 2006. This benefit primarily resulted from a decrease in income before income taxes of approximately $74.1 million from income before income taxes of approximately $36.3 for the nine months ended September 30, 2005 to a loss before income taxes of approximately $37.8 million for the nine months ended September 30, 2006.

FINANCIAL CONDITION

At September 30, 2006 and December 31, 2005, our assets consisted of both Portfolio ARM Loans and mortgage loans held for sale, representing 55% and 41%, respectively, of total assets at September 30, 2006, and 56% and 40%, respectively, of total assets at December 31, 2005.

Total assets increased by $88.0 million from December 31, 2005 to September 30, 2006. The increase primarily reflects an increase in mortgage loans held for sale in the amount of $121.7 million, offset by a decrease in Portfolio Arm Loans in the amount of $39.6 million.

The following table presents various characteristics of our Portfolio ARM Loans as of September 30, 2006. The aggregate unpaid principal balance of the loans included in this table is approximately $4.6 billion.

	Average	High	Low
Original loan balance	$286,507	$1,500,000	$21,207
Coupon rate on loans	5.68%	8.75%	3.50%
% Gross margin	2.32%	2.75%	2.00%
Lifetime cap	5.99%	9.95%	5.00%
Original term (months)	360	360	360
Remaining term (months)	343	353	326
Geographic distribution (top 5 states):
California			53.3%
Arizona			7.4
Washington			6.6
Florida			5.3
Nevada			3.1
Other			24.3
Occupancy status:
Owner occupied			89.1%
Investor			8.3
Second home			2.6
Documentation type:
Full Documentation			40.6%
Stated Income/Verified Assets			47.8
Stated Income/Stated Assets			4.2
Verified Assets			2.6
No Documentation			4.8
Loan purpose:
Purchase			55.9%
Cash-out refinance			27.8
Rate & term refinance			16.3
Original loan-to-value:
80.01% and over			2.0%
70.01%-80.00%			71.5
60.01%-70.00%			15.7
50.01%-60.00%			6.1
50.00% or less			4.7
Weighted average original loan-to-value			73.9%
Property type:
Single family			60.3%
PUD			23.6
Condominium			11.9
Other residential			4.2
ARM loan type:
3-year hybrid			18.7%
5-year hybrid			75.8
Pay Option			5.0
Other			0.5
ARM interest rate caps:
Initial cap:
Under 3.00			5.3%
3.01-4.00			0.0
4.01-5.00			22.0
5.01-6.00			72.7
Periodic cap:
None			0.2%
Under 1.00%			0.0
Over 1.00%			99.8
Percent of interest-only loan balances			78.9%
FICO score at origination:
801 and over			2.7%
751 to 800			31.8
701 to 750			43.3
651 to 700			21.5
650 or less			0.7
Weighted average FICO(1) score:			732

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

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

We securitize mortgage loans by transferring them to independent trusts that issue securities collateralized by the transferred mortgage loans. The loan securitization process benefits us by creating highly liquid securitized assets that can be readily financed in the capital markets. We believe there is a reliable and stable market for term financing of investment grade MBS that we issue. Through September 30, 2006, we completed seven securitization transactions, in which we securitized ARM loans into a series of pro rata pay, floating-rate securities, and the February 2006 REMIC securitization.

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

Outstanding MBS were collateralized by ARM loans with a remaining principal balance of $4.6 billion, as of both September 30, 2006 and December 31, 2005. These MBS mature between 2033 and 2036 and are callable at par by us after the total remaining balance of the loans collateralizing the debt is paid down to 20%, or 10% for the February 2006 REMIC securitization, of its original balance. The balance of our debt is also reduced as the underlying loan collateral is paid down, and is expected to have an average life of approximately 2.5 years.

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

Under these agreements, we sell some or all of the retained interest in our MBS to a counterparty and we agree to repurchase those assets at a future date. At maturity, we repurchase the assets from the counterparty at an amount equal to the original sales price plus interest. During the term of a repurchase agreement, we continue to earn principal and interest on the underlying mortgage assets. As of September 30, 2006 and December 31, 2005, we had $94.7 million and $87.1 million of securities outstanding under the repurchase agreements, respectively.

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

To originate a mortgage loan, MortgageIT utilizes its short-term warehouse credit facilities that are available to fund mortgage loans held for sale. These facilities are secured by the mortgage loans owned by MortgageIT and by certain other assets, including cash deposited in interest-bearing collateral accounts. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of MortgageIT's liabilities to its tangible net worth. Warehouse credit facilities generally have a term of one year and have been renewed annually. As of September 30, 2006, the aggregate amount of our warehouse facilities was $11.3 billion and the amount available for additional borrowings under these facilities was approximately $8.0 billion.

These facilities bear interest at LIBOR plus a spread based on the types of loans being funded. The weighted average effective rate of interest for borrowings under all warehouse credit facilities was approximately 5.9% and 4.3% for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

As of September 30, 2006, the Company had eight warehouse credit facilities with major lenders that it used to fund mortgage loans. During October 2006, the Company’s warehouse credit facilities with JPMorgan Chase Bank, National Association, Greenwich Capital Financial Products Inc. and Residential Funding Corporation expired according to their terms, bringing the total number of facilities it may draw upon to five. The Company expects to terminate its warehouse credit facility with UBS Real Estate Securities Inc., under which it has no outstanding borrowings, in November 2006.

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

The Company was not in compliance with a covenant contained in one of its warehouse credit facilities as of July 31, 2006 and August 31, 2006, for which waivers have been obtained. No assurance can be made that the Company's lenders will waive future covenant violations, if violations occur. These facilities contain covenants limiting the Company's ability to:

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

In addition to the warehouse facilities, MortgageIT issues junior subordinated debentures (the ‘‘Debentures’’).

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

Also, MortgageIT entered into a note purchase agreement in March 2004, whereby MortgageIT sold an aggregate principal amount of $15 million of senior secured notes (the ‘‘Notes’’) to an investor; MortgageIT sold an additional aggregate principal amount of $15 million of Notes to the investor in February 2006. The proceeds from the sale of the Notes provide working capital for MortgageIT. Under the related note purchase agreement, as amended, the Notes bore interest at (i) a rate of 10% per annum through September 30, 2004, (ii) a rate of 7.5% per annum from October 1, 2004 through March 31, 2005, (iii) a rate of 10% per annum from April 1, 2005 to August 23, 2005, (iv) a rate of 5.5% per annum from August 24, 2005 to February 20, 2006 and (v) a rate of 6.5% per annum from February 21, 2006 to maturity. Interest on the Notes is payable quarterly in arrears. The Notes provide for a single payment of the entire amount of the unpaid principal and any unpaid accrued interest on the Notes on March 29, 2007. In August 2006, MortgageIT repaid an aggregate principal amount of $15 million of senior secured notes to the investor. In September 2006, the investor notified MortgageIT that it intends to exercise its purchaser put right for all amounts owed under the note purchase agreement on December 19, 2006. As of September 30, 2006, MortgageIT was in compliance with all of the restrictions and covenants contained in the note purchase agreement. If covenant violations occur in the future, there can be no assurance that the investor will waive them.

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

Cash and Cash Equivalents

The Company's cash and cash equivalents increased to $43.9 million at September 30, 2006 from $36.8 million at December 31, 2005. The Company's primary sources of cash and cash equivalents during the nine months ended September 30, 2006 were as follows:

•	a $140.9 million increase in warehouse lines payable;

•	a $48.5 million increase from net proceeds from the issuance of junior subordinated debentures;

•	a $39.6 million decrease in Portfolio ARM Loans;

•	a $7.6 million increase in borrowings from repurchase agreements; and

•	a $5.1 million decrease in receivables.

The Company's primary uses of cash and cash equivalents during the nine months ended September 30, 2006 were as follows:

•	a $121.7 million increase in mortgage loans held for sale;

•	a $42.6 million decrease in collateralized debt obligations;

•	a $40.8 million decrease in accounts payable, accrued expenses and other liabilities; and

•	a $29.2 million distribution payment.

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

On September 14, 2006, we declared a cash distribution on our common stock of $0.30 per share. The distribution was made in October 2006 and, for financial reporting purposes, was reflected as an increase in our accumulated deficit. The total cash distribution of approximately $8.6 million exceeded the minimum taxable income distribution requirements for the quarter.

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

OFF-BALANCE SHEET ARRANGEMENTS

In our REMIC securitization, we pooled the loans we originated and sold them to a trust where they serve as collateral for asset-backed securities, which the trust issues to the public and to the REIT. See Note 5 of our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further information pertaining to our REMIC securitization.

CONTRACTUAL OBLIGATIONS

We had the following commitments (excluding derivative financial instruments) at September 30, 2006:

	Payments due by Period
	(Dollars in thousands) (unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Collateralized debt obligations(1)	$4,442,590	$953,440	$1,854,135	$1,555,977	$79,038
Warehouse lines payable	3,318,868	3,318,868	—	—	—
Repurchase agreements	94,692	94,692	—	—	—
Junior subordinated debentures	128,871	—	—	—	128,871
Operating leases(2)	41,146	12,580	20,117	8,449	—
Notes payable	15,000	15,000	—	—	—

(1)	Payments on our collateralized debt obligations are dependent upon cash flows received from underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable, adjusted for pre-payments. This estimate will differ from actual pre-payment amounts.

(2)	Net of subleases

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar-denominated instruments, primarily single-family residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our interest bearing assets, liabilities and related derivative instruments used for hedging purposes, are market risk sensitive and may change in value if interest rates fluctuate. The following table presents information as to the notional amount, carrying amount and estimated fair value of certain of our market risk sensitive assets, liabilities and hedging instruments at September 30, 2006 and December 31, 2005:

	September 30, 2006 (unaudited)
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,434,301	$3,499,918	$3,521,076
ARM loans collateralizing debt obligations, net	4,597,856	4,642,282	4,598,891
Mortgage-backed securities – available for sale		20,982	20,982
Hedging instruments	6,357,928	46,639	46,639
Liabilities:
Warehouse lines payable	$3,318,868	$3,318,868	$3,318,868
Collateralized debt obligations	4,442,590	4,442,590	4,452,057
Repurchase agreements	94,692	94,692	94,692
Junior subordinated debentures	128,871	128,871	128,871
Hedging instruments	11,052,813	7,422	7,422

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$3,327,144	$3,378,197	$3,383,752
ARM loans held for securitization, net	278	282	277
ARM loans collateralizing debt obligations, net	4,641,588	4,681,554	4,624,237
Mortgage-backed securities – available for sale		23,357	23,357
Hedging instruments	11,152,164	54,472	54,472
Liabilities:
Warehouse lines payable	$3,177,990	$3,177,990	$3,177,990
Collateralized debt obligations	4,485,197	4,485,197	4,485,197
Repurchase agreements	87,058	87,058	87,058
Junior subordinated debentures	77,324	77,324	77,324
Hedging instruments	7,242,693	8,801	8,801

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

The following table summarizes the repricing characteristics of our Portfolio ARM Loans:

Repricing Characteristics of Portfolio ARM Loans

	September 30, 2006
	Unpaid Principal Balance	Portfolio Mix
	(Dollars in thousands)
Traditional ARM Loans:
Index:
Six-month LIBOR	$14,476	0.3%
One-year constant maturity treasury	6,598	0.2%
	21,074	0.5%
Hybrid ARM Loans:
Index:
3 years or less	858,712	18.6%
Over 3 years to 5 years	3,487,832	75.9%
	4,346,544	94.5%
Pay Option ARM Loans	230,238	5.0%
	$4,597,856	100.0%

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the change in the market value of our assets and hedged liabilities per 50 basis point (‘‘bp’’) incremental instantaneous parallel shifts in the LIBOR yield curve as of September 30, 2006 — a measure commonly referred to as sensitivity of equity. Positive sensitivity of equity indicates an increase in the market value of our assets relative to the market value of our hedged liabilities corresponding to the indicated shift in the yield curve.

As of September 30, 2006

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	+50	+100
	(Dollars in thousands)
Change in market values of:
Assets	$52,700	$28,600	$(36,300)	$(76,000)
Hedged liabilities	(39,600)	(24,000)	33,100	71,700
Net change in market value of portfolio equity	$13,100	$4,600	$(3,200)	$(4,300)
Percentage change in market value of portfolio equity	5.30%	1.90%	(1.30)%	(1.70)%

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

The table below presents the duration of our assets and liabilities as of September 30, 2006, under the then prevailing yield curve, as well as with instantaneous parallel 50 bp shifts in the curve. Positive portfolio duration indicates that the market value of the investment portfolio, net of borrowings and hedges, will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect the market value of portfolio equity.

As of September 30, 2006

	Basis Point Increase (Decrease) in Interest Rate
	(100)	(50)	Base	+50	+100
	(Years)
Duration of Assets	1.04	1.17	1.33	1.53	1.69
Duration of Borrowings and Hedges	0.59	0.91	1.23	1.53	1.80
Net Portfolio Duration	0.45	0.26	0.10	0.00	(0.11)

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 13, 2006, as amended on September 15, 2006, Mr. Jerry Pressner, a purported stockholder of the Company, filed a complaint styled Pressner v. MortgageIT Holdings, Inc., et al., (Index No. 602472/06) in the Supreme Court of the State of New York in New York County against the Company and seven of its eight directors. The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize stockholder value with regard to the proposed acquisition by DB Structured Products. Among other things, the complaint sought class action status, a court order enjoining the Company and its directors from proceeding with or consummating the merger, and the payment of attorneys' fees and expenses.

On September 25, 2006, the Company entered into a Memorandum of Understanding with the plaintiff in the above referenced action that led to the execution of a Stipulation and Agreement of Compromise, Settlement and Release on October 6, 2006 (the ‘‘Stipulation’’). Pursuant to the Stipulation, the Company agreed to include certain additional disclosures in its proxy statement relating to the special stockholders’ meeting to vote on the proposed acquisition by DB Structured Products from that which were included in its preliminary proxy statement that was filed on August 11, 2006. On October 18, 2006, the Court entered an Order Regarding Preliminary Approval of Class Action and Notice to Class, which, among other things, approved the Notice of Pendency of Class Action and Hearing Thereon, and contained additional information regarding the litigation, the settlement of the litigation according to the terms of the Stipulation (the ‘‘Settlement’’), and procedures for objecting to the Settlement, among other things.

The parties have agreed to seek final Court approval of the Settlement, which will provide for certification of a non-opt-out class of the Company’s stockholders, for entry of a judgment dismissing the purported class action with prejudice and a complete release and settlement of all claims that were made or could have been made in the litigation. The parties entered into the Stipulation to eliminate the burden, risk and expense of further litigation. The Stipulation is not an admission by the Company or its directors of any breach of duty, liability or wrongdoing. Subject to the occurrence of certain events, including the consummation of the merger and final Court approval of the Settlement, the entity surviving the merger has agreed to pay plaintiff's counsel attorney's fees in an amount not to exceed $250,000 and documented expenses in an amount not to exceed $25,000.

On February 16, 2006, EMC Mortgage Corp. (‘‘EMC’’) filed suit against MortgageIT in the 95th Judicial District Court of Dallas County, Texas. This suit alleges, among other things, that MortgageIT is obligated to repurchase from EMC approximately $70.5 million in sub-prime mortgage loans sold to EMC pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated January 1, 2003, as amended, due to alleged breaches of representations and warranties as well as alleged early payment default repurchase obligations with respect to such loans. The case was subsequently removed to the U.S. District Court for the Northern District of Texas, Dallas Division. MortgageIT moved to dismiss EMC’s third amended complaint, which motion was denied, except with respect to EMC’s claim for attorneys’ fees. MortgageIT is in the process of evaluating the claims and its counterclaims and preparing an answer. MortgageIT intends to vigorously defend the suit. At this stage of the proceedings, it is not possible to predict the outcome of this litigation.

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

Risks Relating to the Company’s Proposed Acquisition by Deutsche Bank.

On July 11, 2006, the Company entered into a definitive agreement to be acquired by DB Structured Products for $14.75 in cash per share of Company common stock, or approximately $429 million in the aggregate. The transaction is subject to the fulfillment or waiver of a number of conditions to closing, including the receipt of Company stockholder approval and all requisite regulatory approvals, and other customary closing conditions. If any of the closing conditions are not fulfilled or waived, or if the requisite stockholder votes in favor of the transaction are not obtained, the acquisition of the Company by DB Structured Products will not close.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MORTGAGEIT HOLDINGS, INC.
By: /s/ DOUG W. NAIDUS

Name: Doug W. Naidus Title: Chairman and Chief Executive Officer Date: November 8, 2006
By: /s/ GLENN J. MOURIDY

Name: Glenn J. Mouridy Title: President and Chief Financial Officer Date: November 8, 2006